Form 10-K
period 2021-12-31
ARCA biopharma, Inc.
filed 2022-03-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.    Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of the most recently completed second fiscal quarter, was $50,092,054 based on the last sale price of the common stock as reported on that day by The Nasdaq Capital Market.

As of March 11, 2022, the Registrant had 14,410,143 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Denver, CO

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for rNAPc2 (AB201) and Gencaro, including the potential for rNAPc2 to treat COVID-19, our ability to secure sufficient financing to support our anticipated clinical trials of rNAPc2 and Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future vaccines and treatment options for patients with COVID-19, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations through the middle of fiscal year 2023, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any clinical trials for rNAPc2 and Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

Recombinant Nematode Anticoagulant Protein c2, or rNAPc2 (AB201), is a protein therapeutic in clinical development as a potential treatment for patients with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS-CoV-2 pandemic, we believe rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. We initiated a Phase 2b clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020 and completed patient enrollment in the fourth quarter 2021.

Certain patients with severe COVID-19 disease exhibit thrombotic complications and other inflammatory responses suggesting potential dysregulation of the coagulation and immune systems. rNAPc2 is a potent inhibitor of tissue factor, or TF, a cellular receptor responsible for initiation of the primary coagulation pathway and appears to be the major activator of the coagulation cascade during viral infection. TF is also implicated in the immune system inflammatory response to viral infections and in the process of viral dissemination during infection. We believe that evidence from the pandemic implicates TF pathways as an important part of the COVID-19 disease process, and provides a rationale to test rNAPc2 as a potential therapeutic for COVID‑19 for its anticoagulant and potential anti-inflammatory properties.

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

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome, or MERS, and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Since this outbreak was first reported in late 2019, there have been over 435 million confirmed cases of COVID-19 and over 5.9 million deaths worldwide attributed to the virus (as of March 2022).

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

rNAPc2 has shown potential in addressing the coagulation disorder caused by severe viral infections. In preliminary, non-human studies in NHPs against lethal doses of the Ebola and Marburg virus, rNAPc2 lowered D-dimer levels, reduced mortality and exhibited anti-inflammatory effects. We believe more recent research supports our belief that rNAPc2 has the ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease. Taken together, we believe this evidence suggests that rNAPc2 may have therapeutic benefits for patients with serious COVID-19 infections and the accompanying high risk of thrombosis. To our knowledge, rNAPc2 is the only New Molecular Entity, or NME, anticoagulant, and the only tissue factor inhibitor, currently under evaluation for COVID-19.

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

rNAPc2 is a single-chain, 85 amino acid, recombinant protein administered subcutaneously, that has previously been evaluated under three U.S. Food and Drug Administration, or FDA, Investigational New Drug, or IND, applications in six Phase 1 and three Phase 2 clinical studies in the United States and Europe. These clinical trials primarily examined the safety, dosing and anticoagulation effects of rNAPc2 in patients with acute coronary syndromes, in patients undergoing knee replacement surgery and in patients undergoing percutaneous coronary interventions. In these trials, involving more than 800 human patients with over 700 exposed to drug, rNAPc2 was generally well-tolerated with a safety profile comparable to commercially available anticoagulants. rNAPc2 is manufactured in an engineered yeast strain by an established methodology following current Good Manufacturing Practices, or cGMP, and we believe this process can be readily scaled to commercial quantities. FDA granted rNAPc2 Orphan Drug Designation status in 2014 for the treatment of viral hemorrhagic fever post-exposure to Ebola virus, but human clinical trials were not conducted.

In October 2020, FDA approved the IND application for rNAPc2 as a potential treatment for patients hospitalized with COVID-19 and it received a Fast-Track designation in November 2020. We initiated the Phase 2b clinical trial of rNAPc2 (AB201), ASPEN-COVID-19, in patients hospitalized with COVID-19 in the fourth quarter of 2020. In July 2021, we increased the ASPEN-COVID-19 clinical trial target enrollment from 100 to 160 patients to increase the sample size for determining if there are differences in the two rNAPc2 dose regimens being investigated, to decrease variance in the standard of care heparin control arm, in recognition of the study being conducted in different geographic regions and to potentially account for evolving changes in the clinical course of COVID-19. In October 2021, the Data and Safety Monitoring Committee, or DSMC, completed a pre-specified interim analysis and, based on the DSMC’s review of approximately 75% of the projected final efficacy and safety data, recommended completion of the clinical trial with no modifications to the clinical trial design. We anticipate announcing topline data from this approximately 160 patient international Phase 2b clinical trial in the last week of March 2022.

We are evaluating rNAPc2 as a treatment for patients hospitalized with COVID-19 who are at high risk for thrombotic complications, as indicated by elevated D-dimer levels. The Phase 2b clinical trial is designed to be a randomized comparison of two-dose regimens of rNAPc2 versus heparin prescribed per local standard of care. The primary endpoint of the clinical trial is the change in D-dimer level from baseline to Day 8 relative to standard of care heparin. Secondary endpoints include time to recovery for eligibility of hospital discharge, and the clinical composite of all-cause mortality, thrombosis, need for organ support or re-hospitalization within 30 days from randomization. We plan to meet with the FDA to review the Phase 2b clinical study data.

The clinical trial is being managed in collaboration with the Colorado Prevention Center, or CPC, the University of Colorado's Academic Research Organization.

We have financed the development of rNAPc2 through public equity sales. Our rNAPc2 development plans, including the timeline, depend on our ability to enroll patients during the COVID-19 pandemic, the results of our Phase 2b clinical trial, FDA guidance, and availability of drug product, all of which are currently uncertain.

We own the clinical development program of rNAPc2, including the Phase 2b clinical development. If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA regulation in the United States, 10 years data protection exclusivity in the European Union, or EU, and potentially patent protection in addition to this. We have filed an international patent application for the use of rNAPc2 in COVID-19 and plan to prosecute this patent in the United States and other markets. If this patent issues in the United States, we believe it could provide intellectual property protection into approximately 2040. We plan to pursue strategic co-development and partnering opportunities for rNAPc2 development and commercialization.

In July 2021, we entered into a patent assignment agreement, or the Agreement, with the University Medical Center of Johannes Gutenberg University Mainz, Germany. Under the terms of the Agreement, we received exclusive world-wide patent rights relating to the use of rNAPc2 as a potential treatment for COVID-19, and other indications, based on the research and discoveries from Univ.-Prof. Dr. Wolfram Ruf, the Scientific Director and Alexander von Humboldt Professor at the Center for Thrombosis and Hemostasis (CTH) of the University Medical Center Mainz, and his collaborators. We have upfront and potential milestone obligations to the University Medical Center Mainz that could total approximately €1.6 million and royalty obligations in the low single digit range, if rNAPc2 receives regulatory approval and is commercialized. The term of the Agreement extends to the date of expiration of the last to expire of any of the assigned patent.

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

We believe our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations through the middle of fiscal year 2023. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

In July 2020, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of March 14, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of March 11, 2022 would have been approximately $10.5 million.

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

COVID-19 Disease and Current Medical Need

SARS-CoV-2 is a new coronavirus belonging to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1). The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Like the other viruses in its family, it is capable of causing serious human infections of the respiratory system. Since it was first identified in 2019, the SARS-CoV-2 virus has caused a pandemic of unprecedented scope in modern times; well over 435 million cases of COVID-19 have been confirmed and over 5.9 million deaths worldwide are attributed to the virus (as of March 2022).

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

The current therapies available for COVID-19 do not adequately address the serious disease and enormous health care burden that is caused by the disease. Patients with severe disease often require prolonged hospitalization and lengthy admission in intensive care units and available therapies have not substantially altered this disease course. Currently, the only therapeutic approved for COVID‑19 in the United States is remdesivir but its efficacy in preventing disease progression and in severe patients is uncertain and it is not recommended by certain authorities such as the World Health Organization. Other antiviral therapeutics, such as monoclonal antibodies, have received emergency authorization from the FDA; these agents are believed to have efficacy against virus in the earlier stages of the disease, but are thought to be less effective in more severe patients requiring hospitalization.

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

Multiple vaccines for COVID-19 have received approval or emergency authorization and have increasingly widespread acceptance. However, we believe the experience with the pandemic shows that the high medical need for effective viral therapeutics will extend beyond the current phase of the pandemic. Our belief is supported by the unprecedented health care and economic impact of the pandemic thus far, the uneven and incomplete rollout of vaccines and the fact that significant populations may never be vaccinated, the continued likelihood of surges of COVID-19 including from new strains of SARS-CoV-2 with uncertain susceptibility to the current vaccines, and the potential appearance of new corona viruses or other pathogens. These factors have greatly magnified the need for more effective therapeutics, including novel anticoagulants, with properties targeted to the disease processes caused by serious viral infections.

rNAPc2 (AB201)

To our knowledge, rNAPc2 is the only novel anticoagulant and the only inhibitor of TF in clinical development for COVID‑19. TF is a cellular receptor responsible for initiation of the primary coagulation pathway and appears to be the major activator of the coagulation cascade during viral infection. TF is also implicated in the immune system inflammatory response to viral infections and in the process of viral dissemination during infection. We believe that evidence from the pandemic implicates tissue factor pathways as an important part of the COVID-19 disease process.

Because of its potent inhibition of TF, rNAPc2 was originally developed for potential use as an anticoagulant. It was evaluated for the prevention of thrombosis in Phase 1 and Phase 2 clinical studies involving over 800 subjects and demonstrated both safety and efficacy in these studies. rNAPc2 has also been investigated as a potential therapeutic for severe viral infections other than COVID-19, where it showed evidence of efficacy in the form of mortality reduction, decreases in inflammatory biomarkers and evidence of anti-thrombosis efficacy in studies against lethal doses of the Ebola and Marburg viruses,

In preliminary non-human studies in NHPs against lethal doses of the Ebola and Marburg virus, rNAPc2 lowered D-dimer levels, reduced mortality and exhibited anti-inflammatory effects. We believe more recent research suggests that rNAPc2 has the ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease.

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

The ASPEN Phase 2b Clinical Trial

The ASPEN Phase 2b clinical trial is a randomized, multi-center, international clinical trial evaluating two dose regimens of rNAPc2 versus heparin prescribed per local standard of care intended to enroll approximately 160 hospitalized SARS-CoV-2 positive patients that also have elevated D-dimer levels. The primary endpoint of the trial is safety and change in D-dimer level from baseline to Day 8 relative to standard of care heparin. D-dimer is a biomarker commonly used for assessing coagulation activation, which is elevated (greater than 0.5) in approximately 40% to 75% of hospitalized COVID-19 patients and is directly associated with adverse clinical outcomes.

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

Gencaro Clinical Development

The GENETIC-AF Phase 2B Clinical Trial

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis compared the evidence of safety and efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to first event of AF/atrial flutter (AFL) or All Cause Mortality (ACM) during a 24-week follow-up period after the establishment of sinus rhythm. Randomized patients had an EF ≤ 55%, a history of AF in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds best to Gencaro. Laboratory Corporation of America, or LabCorp, developed the genetic test, obtained an Investigational Device Exemption, or IDE, from the FDA and provided the companion diagnostic test and services to support our GENETIC‑AF clinical trial.

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

The clinical trial design is similar to GENETIC-AF, including the active comparator, TOPROL-XL, and the primary endpoint of time to AF or atrial flutter, or AF/AFL, recurrence or mortality during a 6-month follow-up period. The planned clinical trial will use a standard significance criterion of p ≤ 0.05 for the primary endpoint; however, if the primary endpoint is significant with a p‑value ≤ 0.01, then this single Phase 3 clinical trial may be sufficient for regulatory approval per the SPA agreement. The NDA submission for Gencaro is eligible for expedited review in the United States under the Fast Track development program designation that was granted to Gencaro in 2015. Based on the use of this same endpoint in GENETIC-AF it is anticipated that ≥90% of the primary events will be due to recurrent AF/AFL. Secondary objectives will examine other important endpoints, such as AF burden and AF treatment-related interventions. The planned clinical trial will use a standard significance criterion of p ≤ 0.05 for the primary endpoint; however, if the primary endpoint is significant with a p‑value ≤ 0.01, then this single Phase 3 clinical trial may be sufficient for regulatory approval per the SPA agreement.

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic. This would be a test for the patient genotype approved for the drug, and could be performed by a variety of laboratory processes or platforms.

In collaboration with LabCorp, we developed one such genetic test, obtained an IDE from the FDA and used this test in our GENETIC-AF clinical trial. We retain all rights to this particular test platform, and we believe it could be used for commercialization. Future clinical trials of Gencaro, including PRECISION‑AF, are expected to use a similar diagnostic test to identify the patient’s receptor genotype. We believe the Gencaro Test could be developed and commercialized through one or more diagnostic providers, by the company potentially marketing Gencaro, or a combination of approaches. We also believe that point of care genetic tests, which could be performed during the patient’s visit to the physician, will be part of the commercialization strategy for Gencaro.

Development Pipeline

Our lead product candidates are rNAPc2 (AB201) as a potential treatment for COVID-19, the disease syndrome caused by the SARS-CoV-2 virus, and potentially other viral diseases, and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation in patients with chronic heart failure.

With the COVID-19 pandemic of 2020, rNAPc2 was identified as a potential treatment for diseases caused by viruses, initially focusing on patients hospitalized with COVID-19, the disease syndrome caused by the SARS-CoV-2 virus. Because of the severity of the COVID-19 pandemic and the impact on our Gencaro program, we transitioned our development work and capital allocation to designing a Phase 2b and potential Phase 3 clinical trial program for rNAPc2. We completed patient enrollment in the Phase 2b portion of the program in the fourth quarter 2021 and, with positive results from that trial, expect it to be sequentially followed by Phase 3 using a common protocol for both trials.

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

Our plan is to obtain an initial approval for Gencaro to treat AF in a genotype specific HF population; HF patients with EF between 40% and 55% in patients with the genotype we studied in the Phase 2B GENETIC-AF clinical trial. We believe that, if approved, there are additional indication expansion opportunities for Gencaro in other AF populations, including expanding the patient population to selected HF patients with EF >55%. We continue to evaluate the feasibility and potential timing for initiating PRECISION-AF relative to the COVID-19 pandemic. We may seek additional capital or a strategic partnership for the Phase 3 clinical trial and potential commercialization of Gencaro.

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

We believe our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations through the middle of fiscal year 2023. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic to the point of being able to recruit patients for a cardiovascular clinical trial and will require additional financing.

In July 2020, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of March 14, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of March 11, 2022 would have been approximately $10.5 million.

Research and Development Expenses

Our research and development expenses were $13.8 million for the year ended December 31, 2021 as compared to $5.0 million for 2020, an increase of approximately $8.8 million. R&D expense in 2022 is expected to be consistent with 2021.

Licensing and Royalty Obligations

rNAPc2

We own the clinical development program of rNAPc2, including the Phase 2b clinical development.

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

Gencaro

Our patent portfolios relating to Gencaro, including a patent issued in 2021, are either owned by us or are subject to licenses that impose no royalty obligations or milestone payments relating to the further development, approval and commercialization of Gencaro.

We are also a party to licenses for patents relating to Gencaro that are now expired. We believe that there are no future milestone or royalty obligations that will be payable under these licenses.

Competition

rNAPc2

rNAPc2 is the only novel anticoagulant compound that we believe is in clinical development for the treatment of COVID-19. Other trials for this condition are evaluating various doses/regimens of approved anti-thrombotic agents, predominantly heparins. Though heparin therapy is considered standard therapy for all hospitalized patients, and is believed to provide some benefit based on interim clinical trial data, the degree of this benefit is uncertain and many patients receiving heparin therapy develop serious COVID-19 disease and thrombotic complications. Moreover, three major clinical trials exploring heparin therapy in these patients have stopped enrolling intensive care unit COVID patients due to lack of efficacy. These trials, which are comparing prophylactic versus therapeutic dose heparins, are continuing in less severe patients. The pathology of thrombosis in COVID-19 may explain the limitations of heparin treatment. This pathology is believed to be an inflammatory thrombosis with immune endothelialitis. Thus, we believe rNAPc2 may better address COVID-19-associated thrombosis than heparin.

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

rNAPc2

We own the clinical development program of rNAPc2, including the Phase 2b clinical development. If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the EU, and potentially patent protection in addition to this. We have filed an international patent application for the use of rNAPc2 in COVID-19 and plan to prosecute this patent in the United States and other markets. If this patent issues in the United States, we believe it could provide intellectual property protection into approximately 2040. We plan to pursue strategic co-development and partnering opportunities for rNAPc2 development and commercialization.

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

Human Capital Management

As of December 31, 2021, we had 19 employees, of which 17 are full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We continually monitor employee turnover rates as our success depends upon retaining our highly trained personnel. We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately seven years and approximately one-third of our employees have been employed by us for more than ten years.

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

We believe our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations through the middle of fiscal year 2023. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 31, 2021, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of March 14, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of March 11, 2022 would have been approximately $10.5 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of March 11, 2022, the closing price of our common stock was $2.11 per share, and the total market value of our listed securities was approximately $30.4 million. As of December 31, 2021, we had stockholders’ equity of $51.0 million.

Our audited financial statements for the fiscal year ended December 31, 2021 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our audited financial statements for the fiscal year ended December 31, 2021 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations through the middle of fiscal year 2023. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

If a third-party diagnostics provider responsible for the genetic test associated with Gencaro or certain of its third-party suppliers fails to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the genetic test, these products could be subject to restrictions or withdrawal from use in a trial or from the market.

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

As of December 31, 2021, we had net operating loss, or NOL, carryforwards of approximately $197.3 million, and approximately $2.4 million of research and development credits that may be used to offset future taxable income. Our net operating loss carryforwards generated prior to 2018 will expire beginning in 2025 if not utilized. Under the Tax Cuts and Jobs Act, U.S. federal NOLs incurred in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, may be limited. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether we have experienced an ownership change in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

We own the clinical development program of rNAPc2, including Phase 2b clinical trials. If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the EU, and potentially patent protection in addition to this. However, another competitor could develop a compound with similar biological properties to rNAPc2 that may not be barred by our exclusivity. We have also filed a provisional patent application for rNAPc2 and its use for COVID-19 disease, but there is no assurance that this provisional application will ultimately result in an issued patent.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2021, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2021, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2021, there were approximately 904,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2022 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters facility consists of approximately 8,200 square feet of office space in Westminster, Colorado, of which approximately 5,200 square feet is leased until March 2024 and includes an option to renew for an additional 36 month term and approximately 3,000 square feet is subleased until October 2023, with no renewal option. We believe that this facility is adequate to meet our current needs.

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

Stockholders

As of March 11, 2022, we had approximately 12 stockholders of record of our common stock, and the last sale price reported on The Nasdaq Capital Market for our common stock as of such date was $2.11 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2021, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

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

Recombinant Nematode Anticoagulant Protein c2, or rNAPc2 (AB201), is a protein therapeutic in clinical development as a potential treatment for patients with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS-CoV-2 pandemic, we believe rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. We initiated a Phase 2 clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020 and completed patient enrollment in the fourth quarter 2021.

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

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome, or MERS, and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Since this outbreak was first reported in late 2019, there have been over 435 million confirmed cases of COVID-19 and over 5.9 million deaths worldwide attributed to the virus (as of March 2022).

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

In October 2020, FDA approved the IND application for rNAPc2 as a potential treatment for patients hospitalized with COVID-19 and it received a Fast-Track designation in November 2020. We initiated the Phase 2b clinical trial of rNAPc2 (AB201), ASPEN-COVID-19, in patients hospitalized with COVID-19 in the fourth quarter of 2020. In July 2021, we increased the ASPEN-COVID-19 clinical trial target enrollment from 100 to 160 patients in an effort to increase the sample size for determining if there are differences in the two rNAPc2 dose regimens being investigated, to decrease variance in the standard of care heparin control arm, in recognition of the study being conducted in different geographic regions and to potentially account for evolving changes in the clinical course of COVID-19. In October 2021, the Data and Safety Monitoring Committee, or DSMC, completed a pre-specified interim analysis and, based on the DSMC’s review of approximately 75% of the projected final efficacy and safety data, recommended completion of the clinical trial with no modifications to the clinical trial design. We anticipate announcing topline data from this approximately 160 patient international Phase 2b clinical trial in the last week of March 2022.

We are evaluating rNAPc2 as a treatment for patients hospitalized with COVID-19 who are at high risk for thrombotic complications, as indicated by elevated D-dimer levels. The Phase 2b clinical trial is designed to be a randomized comparison of two-dose regimens of rNAPc2 versus heparin prescribed per local standard of care. The primary endpoint of the clinical trial is the change in D-dimer level from baseline to Day 8 relative to standard of care heparin. Secondary endpoints include time to recovery for eligibility of hospital discharge, and the clinical composite of all-cause mortality, thrombosis, need for organ support or re-hospitalization within 30 days from randomization. We plan to meet with the FDA to review the Phase 2b clinical study data.

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

We own the clinical development program of rNAPc2, including the Phase 2b clinical development. If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA regulation in the United States, 10 years data protection exclusivity in the European Union, or EU, and potentially patent protection in addition to this. We have filed an international patent application for the use of rNAPc2 in COVID-19 and plan to prosecute this patent in the United States and other markets. If this patent issues in the United States, we believe it could provide intellectual property protection into approximately 2040. We plan to pursue strategic co-development and partnering opportunities for rNAPc2 development and commercialization.

In July 2021, we entered into a patent assignment agreement, or the Agreement, with the University Medical Center of Johannes Gutenberg University Mainz, Germany. Under the terms of the Agreement, we received exclusive world-wide patent rights relating to the use of rNAPc2 as a potential treatment for COVID-19, and other indications, based on the research and discoveries from Univ.-Prof. Dr. Wolfram Ruf, the Scientific Director and Alexander von Humboldt Professor at the Center for Thrombosis and Hemostasis (CTH) of the University Medical Center Mainz, and his collaborators. We have upfront and potential milestone obligations to the University Medical Center Mainz that could total approximately €1.6 million and royalty obligations in the low single digit range, if rNAPc2 receives regulatory approval and is commercialized. The term of the Agreement extends to the date of expiration of the last to expire of any of the assigned patent.

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

We believe our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations through the middle of fiscal year 2023. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

In July 2020, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of March 14, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of March 11, 2022 would have been approximately $10.5 million.

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

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of rNAPc2 (AB201).

Our research and development expenses were $13.8 million for the year ended December 31, 2021 as compared to $5.0 million for 2020. The $8.8 million increase in research and development expenses in 2021 as compared to 2020 was primarily related to the initiation of our rNAPc2 (AB201) clinical trial in the second half of 2020.

Clinical expense increased approximately $4.9 million for the year ended December 31, 2021. The increase was related to the initiation of our rNAPc2 (AB201) clinical trial in the second half of 2020.

Manufacturing process development costs increased approximately $2.4 million year ended December 31, 2021 compared to 2020. The increase was a result of production of clinical trial materials used in our rNAPc2 (AB201) clinical trial that was initiated in the second half of 2020.

R&D personnel costs increased approximately $1.1 million for the year ended December 31, 2021, as compared to 2020. The remaining increase was primarily a result of higher outside services and consulting costs related to initiation of our rNAPc2 (AB201) clinical trial.

R&D expense in 2022 is expected to be consistent with 2021.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $5.5 million for the year ended December 31, 2021, compared to $4.8 million for 2020, an increase of approximately $0.7 million. The increase in expenses during 2021 comprised primarily of increased personnel and insurance costs, offset by lower legal costs in 2021, as compared to 2020.

G&A expenses in 2022 are expected to be consistent with those in 2021 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $13,000 for the year ended December 31, 2021 as compared to $28,000 for 2020, resulting in an decrease of $15,000. We expect interest income to be lower in 2022 than in 2021, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

There was no interest expense in 2021. Interest expense was $9,000 for the year ended December 31, 2020. The amounts were nominal to our overall operations. Based on our current capital structure, interest expense is expected to be negligible in 2022.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2020 was $9,000. The income tax benefit in 2020 was primarily related to the reduction in the recorded valuation allowance as a result of the realization of certain credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act. In 2020, the benefit was fully monetized and we do not expect additional significant income tax benefit in 2022.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$53,359	$49,071

As of December 31, 2021, we had total cash and cash equivalents of approximately $53.4 million, as compared to $49.1 million as of December 31, 2020. The net increase of $4.3 million during the year primarily reflects net proceeds of approximately $23.1 million from the issuance of common stock, offset by $18.8 million of cash used to fund operating activities.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,762)	$(7,725)
Investing activities	(43)	(19)
Financing activities	23,093	48,452
Net increase in cash and cash equivalents	$4,288	$40,708

Net cash used in operating activities for the year ended December 31, 2021 increased approximately $11.0 million compared with 2020. This was primarily due to a higher net loss in 2021, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $43,000 and $19,000, respectively, for the purchase of property and equipment.

Net cash provided by financing activities was $23.1 million for the year ended December 31, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering. Net cash provided by financing activities was $48.5 million for year ended December 31, 2020 representing $48.9 million in net proceeds from sales of our common stock in our registered direct equity offering and our “at the market” equity offering in the period, less $0.4 million of payments on a vendor finance arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In July 2020, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

We believe our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations through the middle of fiscal year 2023. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ARCA biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Denver, Colorado

March 14, 2022

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2021	2020
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$53,359	$49,071
Other current assets	1,062	897
Total current assets	54,421	49,968
Right-of-use asset - operating	437	428
Property and equipment, net	48	21
Other assets	18	12
Total assets	$54,924	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,117	$1,773
Accrued compensation and employee benefits	925	815
Accrued expenses and other liabilities	1,456	911
Total current liabilities	3,498	3,499
Operating lease liability, net of current portion	383	409
Total liabilities	3,881	3,908
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2021 and 2020; 14,410,143 and 9,548,150 shares issued and outstanding at December 31, 2021 and 2020, respectively	14	10
Additional paid-in capital	224,505	200,665
Accumulated deficit	(173,476)	(154,154)
Total stockholders’ equity	51,043	46,521
Total liabilities and stockholders’ equity	$54,924	$50,429

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$13,832	$4,992
General and administrative	5,503	4,774
Total costs and expenses	19,335	9,766
Loss from operations	(19,335)	(9,766)

Interest and other income	13	28
Interest expense	—	(9)
Loss before income taxes	(19,322)	(9,747)
Income tax benefit	—	9
Net loss	$(19,322)	$(9,738)

Net loss per share:
Basic and diluted	$(1.39)	$(2.07)
Weighted average shares outstanding:
Basic and diluted	13,903,871	4,710,237

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2019	1,594,070	$2	$152,024	$(144,416)	$7,610
Issuance of common stock for cash, net of offering costs	7,954,080	8	48,598	—	48,606
Share-based compensation	—	—	43	—	43
Net loss	—	—	—	(9,738)	(9,738)
Balance, December 31, 2020	9,548,150	10	200,665	(154,154)	46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	497	—	497
Net loss	—	—	—	(19,322)	(19,322)
Balance, December 31, 2021	14,410,143	$14	$224,505	$(173,476)	$51,043

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(19,322)	$(9,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	8
Amortization of right-of-use asset - operating	75	85
Share-based compensation	497	43
Change in operating assets and liabilities:
Other current assets	(156)	(348)
Other assets	(6)	(12)
Accounts payable	(411)	1,101
Accrued compensation and employee benefits	110	686
Accrued expenses and other liabilities	435	450
Net cash used in operating activities	(18,762)	(7,725)
Cash flows from investing activities:
Purchase of property and equipment	(43)	(19)
Net cash used in investing activities	(43)	(19)
Cash flows from financing activities:
Proceeds from the issuance of common stock	24,070	50,894
Common stock offering costs	(977)	(2,034)
Repayment of principal on vendor finance agreement	—	(408)
Net cash provided by financing activities	23,093	48,452
Net increase in cash and cash equivalents	4,288	40,708
Cash and cash equivalents, beginning of year	49,071	8,363
Cash and cash equivalents, end of year	$53,359	$49,071
Supplemental cash flow information:
Interest paid	$—	$9
Income tax refund received	$—	$9
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities	$84	$491
Common stock offering costs accrued but not yet paid	$—	$254

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

The Company believes that its current cash and cash equivalents as of December 31, 2021 will be sufficient to fund its operations through the middle of fiscal year 2023. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the years ended December 31, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s December 31, 2021 and 2020 balance sheets.

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

Because the Company reported a net loss for the years ended December 31, 2021 and 2020, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2021	2020
Potentially dilutive securities, excluded:
Outstanding stock options	904,123	531,238
Warrants to purchase common stock	133,401	133,401
	1,037,524	664,639

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

As of December 31, 2021 and 2020, the Company had $53.3 million and $49.1 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices.  There were no transfers between any fair value hierarchy levels in 2021 or 2020.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities. As of December 31, 2021 and 2020, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2021	December 31, 2020
Computer equipment	3 years	$50	$31
Lab equipment	5 years	133	146
Furniture and fixtures	5 years	44	38
Computer software	3 years	16	56
		243	271
Accumulated depreciation and amortization		(195)	(250)
Property and equipment, net		$48	$21

For the years ended December 31, 2021 and 2020, depreciation and amortization expense was $16,000 and $8,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2021 and 2020 was $439,000 and $356,000, respectively.

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

Future minimum commitments due under the October 2020 Lease and 2021 Lease agreements as of December 31, 2021 are as follows (in thousands):

2022	$131
2023	127
2024	93
2025	96
2026	100
Thereafter	25
Total remaining lease payments	572
Less: imputed lease interest	(89)
Less: Current portion	(100)
Operating lease liability, net of current portion	$383

Rent expense, which is included in general and administrative expense, under these leases for the years ended December 31, 2021 and 2020 was $109,000 and $95,000, respectively.

As of December 31, 2021, the lease liability was $483,000 and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the years ended December 31, 2020 and 2019 were $84,000 and $76,000, respectively. The weighted-average remaining lease term for the operating lease as of December 31, 2021 is 4.7 years. The weighted-average discount rate for the operating lease is 7%.

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

On July 22, 2020, the Company entered into a new Capital on Demand TM Sales Agreement (the 2020 Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s Common Stock, having an aggregate offering price of up to $54.0 million. During the years ended December 31, 2021 and 2020, respectively, the Company had sold an aggregate of 4,861,993 and 5,066,279 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement for net proceeds of approximately $23.3 million and $28.9 million, respectively, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In April 2021, the Company amended the 2020 Sales Agreement and the amount available for the offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-254585).  The amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of the Company’s public float in any 12-month period.

Warrants

Warrants to purchase shares of common stock were granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of December 31, 2021, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

Stock Plans

The Company’s equity incentive plan, the 2020 Equity Incentive Plan (the Equity Plan), was approved by stockholders on December 10, 2020.  The maximum number of shares issuable under this plan is 1,167,425 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2021, options to purchase 871,600 shares with a weighted average exercise price of $3.52 per share were outstanding under the Equity Plan, and 263,332 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under the 2013 Plan, effective December 10, 2020. In conjunction with the adoption of the 2013 Plan, the Company discontinued grants under its previous plan the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. As of December 31, 2021, options to purchase 32,493 shares with a weighted average exercise price of $60.75 per share were outstanding under the 2013 plan. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2021, options to purchase 30 shares with a weighted average exercise price of $328.31 per share were outstanding under the 2004 plan.

The Company granted options to purchase an aggregate of 433,700 and 500,350 shares of common stock in the years ended December 31, 2021 and 2020, respectively. The fair values of employee stock options granted in the years ended December 31, 2021 and 2020 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Year Ended December 31,
	2021	2020
Expected term	5.9 years	6.0 years
Expected volatility	94%	96%
Risk-free interest rate	1.08%	0.50%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$2.09	$3.28

A summary of ARCA’s stock option activities for the years ended December 31, 2021 and 2020, and related information as of December 31, 2021, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2019	31,136	$84.50
Granted	500,350	4.29
Exercised	—	—
Forfeited and cancelled	(248)	610.46
Options outstanding - December 31, 2020	531,238	$8.71	9.68	$—
Granted	433,700	2.77
Exercised	—	—
Forfeited and cancelled	(60,815)	12.71
Options outstanding - December 31, 2021	904,123	$5.59	9.18	$—
Options exercisable - December 31, 2021	159,164	$15.91	8.21	$—
Options vested and expected to vest - December 31, 2021	902,666	$5.60	9.18	$—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date. As of December 31, 2021, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $1.9 million which is expected to be recognized over a weighted average period of 2.9 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2021 and 2020, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2021	2020
Research and development	$160	$26
General and administrative	337	17
Total	$497	$43

ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $118,000 and $76,000 for the years ended December 31, 2021 and 2020, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. As of December 31, 2021, the Company has net operating loss carryforwards of approximately $197.3 million, and approximately $2.4 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards through December 31, 2017 will expire beginning 2025 through 2037.  The net operating loss carryforwards beginning in 2018, have no expiration. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax assets and liabilities of approximately $52.2 million at December 31, 2021, reflecting an increase of approximately $5.1 million from December 31, 2020. During 2020, deferred tax assets and liabilities decreased $0.1 million related to the remeasurement of the deferred tax assets and liabilities as a result of a decrease in the effective state tax rate. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2021, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit for the year ended December 31, 2020 primarily was related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act changed net loss carryforward and back provisions and the business interest expense limitation. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material cash benefit to the Company.  Income tax benefit attributable to the Company’s loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for 2021 and 2020, as a result of the following (in thousands):

	Years ended December 31,
	2021	2020
U.S. federal income tax benefit at statutory rates	$(4,058)	$(2,047)
State income tax benefit, net of federal benefit	(695)	(350)
Change in state tax rate	—	110
Research and experimentation credits	(560)	(191)
Deferred tax asset adjustment	—	3
Other	185	103
Change in valuation allowance	5,128	2,363
Income tax benefit	$—	$(9)

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

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$48,520	$44,142
Charitable contribution carryforwards	443	433
Research and experimentation credits	2,420	1,860
Capitalized intangibles	387	416
Stock-based compensation	152	116
Accrued compensation	196	22
Lease liabilities	119	111
Total deferred tax assets	52,237	47,100
Valuation allowance	(52,118)	(46,990)
Deferred tax assets, net of valuation allowance	119	110
Deferred tax liabilities:
Right-of-use asset	(107)	(105)
Depreciation and amortization	(12)	(5)
Net deferred tax liability	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2021 and 2020, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2021 and 2020.

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

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2021 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees as of March 1, 2022 are as follows:

Name	Age	Position
Dr. Michael R. Bristow	77	President and Chief Executive Officer and Class II Director (4)
Thomas A. Keuer	63	Chief Operating Officer
Christopher D. Ozeroff	63	Secretary, Senior Vice President and General Counsel
C. Jeffrey Dekker	57	Chief Financial Officer
Dr. Linda Grais (1) (2)*	65	Class I Director (4)
Dr. Raymond L. Woosley (2) (3)*	79	Class III Director (4)
Mr. Robert E. Conway (1)* (2)	68	Class II Director (4)
Mr. Dan J. Mitchell (1) (3)	64	Class III Director (4)
Dr. Anders Hove (3)	56	Class I Director (4)

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

C. Jeffrey Dekker. Mr. Dekker has served as the Company’s Chief Financial Officer since May 2021. Prior to joining the Company, Mr. Dekker served in multiple roles of increasing responsibility at GlobeImmune, Inc. from 2006 to 2021, including President, Vice President of Finance, and Senior Director, Finance and Controller. Before joining GlobeImmune, Mr. Dekker held leadership positions in finance and accounting at private software companies since 1993, including posts ranging from Corporate Controller to Vice President at Webroot Software Inc., Requisite Technology Inc. and NxTrend Technology Inc. Earlier in his career, Mr. Dekker worked at ITT Rayonier Port Angeles Pulp Division and at KPMG in Los Angeles. He earned a B.S. in accounting from Utah State University and is a certified public accountant.

Linda Grais, M.D. Dr. Grais has served as a member of the Board of Directors since May 2007. Dr. Grais has been a director of Ocera Therapeutics, Inc., a public biopharmaceutical company, since January 2008 and became President and Chief Executive Officer of Ocera in June 2012, and served in that role until Ocera’s acquisition by Mallinckrodt Pharmaceuticals in December 2017. Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm from May 2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, magna cum laude, and Phi Beta Kappa, an M.D. from Yale Medical School and a J.D. from Stanford Law School. Since September 2015, Dr. Grais served on the board of PRA Health Sciences, a public contract research organization. Dr. Grais also joined the boards of Corvus Pharmaceuticals and Zosano Pharma Corp., both publicly traded pharmaceutical companies, in January 2019. We believe Dr. Grais is an appropriate member of the Board of Directors because of her diverse training and experience as both a medical doctor and a lawyer, her experience as a founder and senior executive of a pharmaceutical company, and her experience as an investor in new life sciences companies. She also has extensive experience with and knowledge of the Company's business from her service on the Board of Directors of the Company since 2007.

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

Anders Hove, M.D. Dr. Hove has served as a member of the Board of Directors since February 2017. Dr. Hove is the manager of Acorn Bioventures, a partnership focusing on long-term investments in biotech, specialty pharma and medical device companies. Dr. Hove was recently a general partner of Venrock Associates, a venture capital firm, which he joined in 2004 and remained at through 2016. In 2008, Dr. Hove was a founder of Venrock Healthcare Capital Partners, Venrock’s public funds focused on small capitalization biotech companies and late-stage private companies. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech Fund, an investment firm, and from 2002 to 2003 he also served as Chief Executive Officer of Bellevue Asset Management, LLC, an investment company. Dr. Hove previously held senior level positions in the medical, clinical and business operations of the pharmaceuticals division of Ciba-Geigy and Novartis. Mr. Hove was a member of the boards of directors of Anacor Pharmaceuticals, a publicly traded pharmaceutical company, from 2005 until its acquisition by Pfizer in June 2016, and Edge Therapeutics, a publicly traded biotechnology company, from 2015 to 2016. In addition, Dr. Hove is a member of the board of directors of MC2 Therapeutics. He received a M.Sc. in Biotechnology Engineering from the Technical University of Denmark, an M.D. from the University of Copenhagen and an M.B.A. from the Institut Européen d'Administration des Affaires. We believe Dr. Hove is an appropriate member of the Company’s Board of Directors, given his extensive training and experience as a medical doctor and masters of business administration, an executive in the pharmaceutical industry, and as an investor in biotechnology companies.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Election of Board of Directors

Directors are elected by a plurality of the votes of the holders of shares present in person or represented by proxy and entitled to vote on the election of directors at our annual stockholders’ meetings. The Company’s Amended and Restated Certificate of Incorporation, as amended, provides that the Board of Directors is divided into three classes to provide for staggered terms and that each director will serve for a term of three years or less, depending on the class to which the Board of Directors has assigned a director not previously elected by the stockholders. There are currently two Class I directors whose terms expire at the annual meeting in 2022, two Class II directors whose terms expire at the annual stockholders’ meeting in 2023 and two Class III directors whose terms expire at the annual stockholders’ meeting in 2024. The two Class I directors, Drs. Linda Grais and Anders Hove, are currently scheduled for re-election to the Board of Directors at the 2022 annual stockholders’ meeting, for a three-year term ending on the date of the annual meeting in 2025 or until their successors are duly elected and qualified or appointed.

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

Audit Committee

The Audit Committee of the Board of Directors, or the Audit Committee, was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. As of December 31, 2021, the Audit Committee was composed of three directors: Mr. Conway (chair), Mr. Mitchell and

Dr. Grais. The Audit Committee met four times during the fiscal year. The Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.arcabio.com.

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

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2021, with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Mr. Robert Conway

Mr. Dan Mitchell

Dr. Linda Grais

Compensation Committee

The Compensation Committee of the Board of Directors, or the Compensation Committee, is currently composed of three directors: Mr. Conway, Dr. Grais (chair) and Dr. Woosley. All members of the Compensation Committee are independent, as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards. The Compensation Committee met six times during the fiscal year. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

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

The current compensation for the Named Executive Officers was set by the Compensation Committee and the Board in 2020.

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

• Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $297,343.

On December 21, 2020, the Compensation Committee approved the following base salary compensation and target bonus percentages for the named executive officers and principal financial officer for the 2021 fiscal year:

•	Michael R. Bristow, President and Chief Executive Officer, $345,000 base salary and target bonus of 50% of base salary;
•	Thomas A. Keuer, Chief Operating Officer, $340,000 base salary and target bonus of 40% of base salary;
•	Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $304,000 base salary and target bonus of 35% of base salary; and
•	Brian L. Selby, Vice President, Finance, $270,000 base salary and target bonus of 30% of base salary. Mr. Selby resigned in May 2021.

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

The Compensation Committee also considers the results of any “say-on-pay” vote of the Company’s stockholders with regard to the compensation of the Company’s executive officers when making compensation decisions. At the 2021 annual meeting of stockholders, the Company’s stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as described in the proxy statement for such annual meeting, with over 61% of stockholder votes cast in favor of our “say‑on‑pay” resolution. The Compensation Committee believes that this advisory vote supports that the Company’s current compensation practices are aligned with the best interests of stockholders and anticipates taking into account the results of the advisory vote, and any future advisory votes, when making compensation decisions in the future.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, or the Nominating and Corporate Governance Committee, is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding compensation for service on the Board of Directors and the committees thereof, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, assessing the performance of the Board of Directors and developing a set of corporate governance principles for the Company. The Nominating and Corporate Governance Committee is composed of three directors: Dr. Hove, Mr. Mitchell and Dr. Woosley (chair). All members of the Nominating and Corporate Governance Committee in 2021 were independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee acted by Unanimous Written Consent to nominate directors for the 2021 Annual Meeting, but did not meet during the 2021 fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

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

In 2021, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

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

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2021 and December 31, 2020, compensation awarded to, paid to, or earned by the Company’s principal executive officer and its two most highly compensated executive officers as of December 31, 2021, collectively, the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael R. Bristow	2021	343,431	162,956	—	20,126	526,513
President and Chief Executive Officer
	2020	286,083	619,976	144,000	11,528	1,061,587
Thomas A. Keuer	2021	338,577	60,036	—	22,002	420,615
Chief Operating Officer
	2020	284,937	228,412	98,000	19,675	631,024
Christopher D. Ozeroff	2021	303,744	47,171	—	15,114	366,029
Secretary, Senior Vice President and General Counsel
	2020	279,617	179,467	84,000	12,764	555,848

(1)

The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year, and thus the 2020 salary amounts reflect the restored amounts commencing in August 2020, as described below. Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Company’s Board of Directors.

(2)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The vesting schedule for options included in the above table are included in the table of “Outstanding Equity Awards at Fiscal Year End” below. The value of stock option awards was estimated using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option grants may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2021.

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

2021 Goals

The Company’s 2021 goals were based on (1) executing our development plan for rNAPc2 (AB201), our clinical product candidate for the treatment of patients with COVID-19 (2) further defining our development plan for Gencaro, our clinical product candidate for the treatment of atrial fibrillation, and (3) finance and corporate compliance goals.

2020 Cash Bonus Plan

On January 29, 2021, the Compensation Committee approved cash bonuses for certain employees. The cash bonuses were paid in 2021 for performance in 2020, including attainment of the Company’s 2020 Goals under its 2020 Cash Bonus Plan (the “2020 Goals”), as determined by the Compensation Committee. The 2020 bonuses were based on the Board of Directors’ determination with respect to the Company’s achievement of the 2020 Goals.

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

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2021, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

A description of the equity incentive plans we maintain is set forth in Note 8 to the Company’s financial statements included in this Annual Report on Form 10-K.

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options	Options	Price	Expiration
	(#) Exercisable	(#) Unexercisable	($)	Date
Michael R. Bristow, President and Chief Executive Officer	1,563	—	173.88	9/16/2023
	681	—	173.88	9/16/2023
	408	—	245.70	2/26/2024
	205	—	84.42	2/11/2025
	1,511	—	59.40	6/8/2026
	2,333	—	45.00	2/15/2027
	47,500	142,500 (1)(3)	4.27	12/21/2030
	—	95,000 (2)(3)	2.29	12/14/2031
Thomas A. Keuer, Chief Operating Officer	265	—	173.88	9/16/2023
	79	—	195.30	10/14/2023
	83	—	245.70	2/26/2024
	108	—	84.42	2/11/2025
	866	—	59.40	6/8/2026
	1,400	—	45.00	2/15/2027
	17,500	52,500 (1)(3)	4.27	12/21/2030
	—	35,000 (2)(3)	2.29	12/14/2031
Christopher Ozeroff, Secretary, Senior Vice President and General Counsel	338	—	173.88	9/16/2023
	83	—	245.70	2/26/2024
	102	—	84.42	2/11/2025
	822	—	59.40	6/8/2026
	1,333	—	45.00	2/15/2027
	13,750	41,250 (1)(3)	4.27	12/21/2030
	—	27,500 (2)(3)	2.29	12/14/2031

(1) Options vest in 48 monthly installments measured from December 21, 2020.
(2) Options vest in 36 monthly installments measured from December 14, 2021.

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

Director Compensation

The following table shows for the fiscal year ended December 31, 2021, certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Linda Grais, M.D. (3)	56,250	39,187	—	—	95,437
Raymond L. Woosley, M.D. (4)	53,750	39,187	—	—	92,937
Robert E. Conway (5)	87,500	39,187	—	—	126,687
Dan J. Mitchell (6)	51,250	39,187	—	—	90,437
Anders Hove (7)	43,750	39,187	—	—	82,937

(1)

Dr. Bristow, our President and Chief Executive Officer, was also a director during the year ended December 31, 2021, but did not receive any additional compensation for his service as a director. Dr. Bristow’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

(2)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The value of stock option awards was estimated using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option grants may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2021.

(3)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021, for Dr. Grais was 13,654, of which 5,654 shares were fully vested.
(4)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021, for Dr. Woosley was 13,611, of which 5,611 shares were fully vested.
(5)

The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021, for Mr. Conway, Chairman of the Board of Directors, was 13,604, of which 5,604 shares were fully vested.

(6)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021, for Mr. Mitchell was 13,577, of which 5,577 shares were fully vested.
(7)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021, for Dr. Hove was 12,999, of which 4,999 shares were fully vested.

In 2021, the Company revised its compensation plan for non-employee directors to provide that non-employee directors will be compensated for their service on the Board of Directors, as follows:

•	Each non-employee director will receive an annual retainer fee of $40,000;
•

As additional compensation for their services, each non-employee director will receive (i), upon joining the Board of Directors, an initial option grant to purchase 12,000 shares of the Company’s Common Stock under the ARCA 2020 Equity Incentive Plan, or the 2020 Plan, (ii), in 2021 the members of the Board of Directors will receive a one-time retention option grant to purchase 12,000 shares of the Company’s Common Stock under the 2020 Plan and (iii), on an annual basis as of the date of the Company’s annual stockholder meeting, an annual option grant to purchase 6,000 shares of the Company’s Common Stock under the 2020 Plan; provided that such non-employee director has served on the Company’s Board of Directors for at least six months prior to the date of grant (unless such six month period is modified by recommendation of the Nominating and Corporate Governance Committee and approved by the Compensation Committee);

•	The Chairman of the Board of Directors will receive an additional annual retainer fee of $30,000;
•	The Audit Committee chair will receive an additional annual retainer fee of $15,000;
•	The chairs of the Compensation Committee and the Nominating and Corporate Governance Committee will each receive an additional annual retainer fee of $10,000;
•	Each non-chair member of the Audit Committee will receive an additional annual retainer fee of $7,500; and
•	Each non-chair member of the Compensation Committee and the Nominating and Corporate Governance Committees will receive an additional annual retainer fee of $5,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021, for all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in

Plan Category	(a)	($) (b)	Column(a)) (c)
Equity compensation plans approved by security holders	904,123	5.59	263,332
Equity compensation plans not approved by security holders	—	—	—
Total	904,123	5.59	263,332

On December 10, 2020, our stockholders approved the ARCA biopharma, Inc. 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2020 annual meeting of stockholders. The 2020 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2013 Equity Incentive Plan, or the 2013 Plan. A description of the 2020 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The 2020 Plan only has options outstanding as of December 31, 2021, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

On September 17, 2013, our stockholders approved the 2013 Plan at the Company’s 2013 annual meeting of stockholders. The 2013 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan, or the 2004 Plan. On June 9, 2016, our stockholders approved the Amended 2013 Plan. A description of the 2013 Plan and the Amended 2013 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The Amended 2013 Plan only has options outstanding as of December 31, 2021, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of March 1, 2022, by: (i) each director, (ii) each of our named executive officers, (iii) all executive officers and directors of the Company as a group and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o ARCA biopharma, Inc., 10170 Church Ranch Way, Suite 100, Westminster, Colorado, 80021.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentages below are based on 14,410,143 shares of our Common Stock outstanding as of March 1, 2022.

		Percentage
	Shares Beneficially	Shares Beneficially
Beneficial Owner	Owned	Owned
Directors and Named Executive Officers
Michael R. Bristow, M.D., Ph.D. (1)	85,399	*
Thomas A. Keuer (2)	30,754	*
Christopher D. Ozeroff (3)	75,038	*
Linda Grais, M.D. (4)	6,980	*
Robert E. Conway (5)	56,938	*
Raymond L. Woosley (6)	6,945	*
Dan J. Mitchell (7)	7,522	*
Anders Hove, M.D. (8)	6,333	*
All current directors and executive officers as a group (9 persons) (9)	277,876	1.9%
5% Stockholders
BML Investment Partners, L.P. (10)	761,855	5.3%

*	Represents beneficial ownership of less than 1% of our Common Stock.

(1)

Includes the following (i) 1,109 shares owned by Investocor Trust: Dr. Bristow is the sole trustee of Investocor Trust; (ii) 1,414 shares owned by NFS as Custodian for Michael Bristow’s IRA; and (iii) options to purchase 80,591 shares that are exercisable within 60 days of March 1, 2022.

(2)	Includes options to purchase 30,024 shares that are exercisable within 60 days of March 1, 2022.
(3)	Includes options to purchase 24,068 shares that are exercisable within 60 days of March 1, 2022.
(4)	Includes options to purchase 6,980 shares that are exercisable within 60 days of March 1, 2022.
(5)	Includes options to purchase 6,938 shares that are exercisable within 60 days of March 1, 2022.
(6)	Includes options to purchase 6,945 shares that are exercisable within 60 days of March 1, 2022.
(7)	Includes options to purchase 6,911 shares that are exercisable within 60 days of March 1, 2022.
(8)	Includes options to purchase 6,333 shares that are exercisable within 60 days of March 1, 2022.
(9)

See Notes (1) through (8) above. Also, includes additional options to purchase 1,967 shares that are exercisable within 60 days of March 1, 2022 beneficially owned by our executive officers not listed by name in the table above.

(10)

Based on a Schedule 13G filed with the SEC on January 27, 2022. BML Investment Partners, L.P. is a Delaware limited partnership whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard. As a result, Braden M. Leonard is deemed to be the indirect owner of the shares held directly by BML Investment Partners, L.P. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Exchange Act. The address for BML Investment Partners, L.P. is 65 E Cedar - Suite 2, Zionsville, IN 46077.

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

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2020, or any currently proposed transaction, in which we were or are a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for 2021 and 2020, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Transactions With the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with the academic research laboratory of Dr. Bristow, the Company’s President and Chief Executive Officer, at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2021 and 2020 was approximately $439,000 and $356,000, respectively.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed, or expected to be billed, to us for the fiscal years ended December 31, 2021 and December 31, 2020, by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended 2021	Fiscal Year Ended 2020
Audit Fees (1)	$215,651	$220,106
Audit-related Fees (2)	—	2,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$215,651	$222,106

(1)

Audit Fees include fees for the (i) audit of the financial statements included in our Form 10-K for our fiscal years ended December 31, 2021, and December 31, 2020, (ii) review of interim financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.

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

     The Audit Committee pre-approved all audit related services rendered in 2021 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

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

(b)	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	8-K	6/28/2021	3.1
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
4.3	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.1
4.4	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.2
4.5	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.6	Description of Registered Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2020).	10-K	2/18/2020	4.7
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.4†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.5†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.6†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37
10.7†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.8†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.9	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.10†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.11	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.12	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.13	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1
10.14	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated August 21, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	8/21/2017	10.1
10.15	Amendment No. 2 to Capital on DemandTM Sales Agreement, dated January 25, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/25/2019	10.1
10.16	Amendment No. 3 to Capital on DemandTM Sales Agreement, dated March 11, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	3/11/2019	10.1
10.17	Amendment No. 4 to Capital on DemandTM Sales Agreement, dated May 9, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/9/2019	10.1
10.18	Amendment No. 5 to Capital on DemandTM Sales Agreement, dated May 20, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/20/2019	10.1
10.19	Amendment No. 6 to Capital on DemandTM Sales Agreement, dated June 28, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	10.1
10.20	Amendment No. 7 to Capital on DemandTM Sales Agreement, dated July 2, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/2/2020	10.1
10.21	Amendment No. 8 to Capital on DemandTM Sales Agreement, dated July 14, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/14/2020	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.22	Capital on DemandTM Sales Agreement, dated July 22, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/22/2020	10.1
10.23	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated April 6, 2021, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	4/6/2021	10.1
10.24§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.25	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.26	Form of Stock Purchase Agreement between the Company and the Purchasers, dated as of June 2, 2020.	8-K	6/3/2020	10.1
10.27	Office Lease Agreement, effective August 7, 2020, between ARCA biopharma, Inc. and Potens Partners LLC.	8-K	8/31/2020	10.1
10.28†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.29†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.30†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.31†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.32†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.33†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.34†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.35†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.36†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.2
10.37†	ARCA biopharma, Inc. 2020 Equity Incentive Plan.	8-K	12/10/2020	10.1
10.38†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.1
10.39†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.2
10.40†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Director).	8-K	12/23/2020	10.3

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.41†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.4
10.42†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.5
10.43†	Employment Agreement, dated April 21, 2021, by and between ARCA biopharma, Inc. and C. Jeff Dekker.	10-Q	5/11/2021	10.2
10.44 (1)	Assignment Agreement for Patent Rights, dated July 1, 2021, by and between ARCA biopharma, Inc. and University Medical Center of the Johannes Gutenberg University Mainz.	10-Q	8/4/2021	10.3
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

§	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
(1)

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
C. Jeffrey Dekker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Bristow and C. Jeffrey Dekker, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of ARCA biopharma, Inc., in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	March 14, 2022
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ C. Jeffrey Dekker	Chief Financial Officer	March 14, 2022
C. Jeffrey Dekker	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	March 14, 2022
Linda Grais
/s/ Raymond Woosley	Director	March 14, 2022
Raymond Woosley
/s/ Robert Conway	Director	March 14, 2022
Robert Conway
/s/ Daniel Mitchell	Director	March 14, 2022
Daniel Mitchell
/s/ Anders Hove	Director	March 14, 2022
Anders Hove