Form 10-Q
period 2022-03-31
ARCA biopharma, Inc.
filed 2022-05-02
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On April 29, 2022: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,059	$53,359
Other current assets	1,480	1,062
Total current assets	50,539	54,421
Right-of-use asset - operating	414	437
Property and equipment, net	43	48
Other assets	18	18
Total assets	$51,014	$54,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,014	$1,117
Accrued compensation and employee benefits	168	925
Accrued expenses and other liabilities	1,537	1,456
Total current liabilities	2,719	3,498
Operating lease liability, net of current portion	357	383
Total liabilities	3,076	3,881
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2022 and December 31, 2021; 14,410,143 shares issued and outstanding at March 31, 2022 and December 31, 2021	14	14
Additional paid-in capital	224,672	224,505
Accumulated deficit	(176,748)	(173,476)
Total stockholders’ equity	47,938	51,043
Total liabilities and stockholders’ equity	$51,014	$54,924

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$2,179	$2,876
General and administrative	1,098	1,226
Total costs and expenses	3,277	4,102
Loss from operations	(3,277)	(4,102)

Interest and other income	7	2
Other loss	(2)	—
Net loss	$(3,272)	$(4,100)

Net loss per share:
Basic and diluted	$(0.23)	$(0.33)
Weighted average shares outstanding:
Basic and diluted	14,410,143	12,356,928

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2020	9,548,150	$10	$200,665	$(154,154)	$46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(4,100)	(4,100)
Balance, March 31, 2021	14,410,143	14	224,149	(158,254)	65,909
Share-based compensation	—	—	133	—	133
Net loss	—	—	—	(4,834)	(4,834)
Balance, June 30, 2021	14,410,143	14	224,282	(163,088)	61,208
Share-based compensation	—	—	104	—	104
Net loss	—	—	—	(4,712)	(4,712)
Balance, September 30, 2021	14,410,143	14	224,386	(167,800)	56,600
Share-based compensation	—	—	119	—	119
Net loss	—	—	—	(5,676)	(5,676)
Balance, December 31, 2021	14,410,143	14	224,505	(173,476)	51,043
Share-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,272)	(3,272)
Balance, March 31, 2022	14,410,143	$14	$224,672	$(176,748)	$47,938

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,272)	$(4,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	3
Amortization of right-of-use asset - operating	23	14
Share-based compensation	167	141
Loss from disposal of property and equipment	2	—
Change in operating assets and liabilities:
Other current assets	(414)	(840)
Accounts payable	(103)	56
Accrued compensation and employee benefits	(757)	(560)
Accrued expenses and other liabilities	51	61
Net cash used in operating activities	(4,298)	(5,225)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(6)
Net cash used in investing activities	(2)	(6)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	24,070
Common stock offering costs	—	(977)
Net cash provided by financing activities	—	23,093
Net (decrease) increase in cash and cash equivalents	(4,300)	17,862
Cash and cash equivalents, beginning of period	53,359	49,071
Cash and cash equivalents, end of period	$49,059	$66,933
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Purchases of property and equipment in accrued liabilities	$—	$3

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

In April 2022, the Board of Directors established a Special Committee to evaluate strategic options, including transactions involving the merger or sale of all or part of the Company’s assets, and other alternatives with the goal of maximizing stockholder value. The Company does not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

The Company believes that its current cash and cash equivalents as of March 31, 2022 will be sufficient to fund its operations at the current levels through at least the middle of fiscal year 2023. The Company’s review of its strategic options may impact this projection. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full year ending December 31, 2022. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing rNAPc2 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three months ended March 31, 2022 and 2021.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s March 31, 2022 and December 31, 2021 balance sheets.

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

Because the Company reported a net loss for the three months ended March 31, 2022 and 2021, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2022	2021
Potentially dilutive securities, excluded:
Outstanding stock options	869,460	596,497
Warrants to purchase common stock	133,401	133,401
	1,002,861	729,898

(3) Fair Value Disclosures

There were no marketable securities as of March 31, 2022 or December 31, 2021.

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

As of March 31, 2022 and December 31, 2021, the Company had $49.1 million and $53.3 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three-month period ended March 31, 2022.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2022	December 31, 2021
Computer equipment	3 years	$51	$50
Lab equipment	5 years	130	133
Furniture and fixtures	5 years	44	44
Computer software	3 years	16	16
		241	243
Accumulated depreciation and amortization		(198)	(195)
Property and equipment, net		$43	$48

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense was $5,000 and $3,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2022 and 2021 was $108,000 and $107,000 respectively.

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

Future minimum commitments due under the October 2020 and 2021 Lease agreements as of March 31, 2022 are as follows (in thousands):

Remainder of 2022	$99
2023	127
2024	93
2025	96
2026	100
Thereafter	25
Total remaining lease payments	540
Less: imputed lease interest	(80)
Less: Current portion	(103)
Operating lease liability, net of current portion	$357

Rent expense, which is included in general and administrative expense, for the three months ended March 31, 2022 and 2021 was $31,000 and $22,000, respectively.

As of March 31, 2022, the lease liability was $460,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the three months ended March 31, 2022 and 2021 were $32,000 and $7,000, respectively. The weighted-average remaining lease term for the operating lease as of March 31, 2022 is 4.5 years. The discount rate for the operating lease is 7%.

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

(7) Equity Financings and Warrants

At the Market Equity Financing

On July 22, 2020, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $54.0 million (the Shares).

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

No sales were made in 2022. During the year ended December 31, 2021, the Company had sold an aggregate of 4,861,993 shares of its Common Stock pursuant to the terms of the Sales Agreement for net proceeds of approximately $23.3 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

As of March 31, 2022, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

For the three month periods ended March 31, 2022 and 2021, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$41	$36
General and administrative	126	105
Total	$167	$141

Stock option transactions for the three month period ended March 31, 2022 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2021	904,123	$5.59	9.18
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(34,663)	3.08
Options outstanding at March 31, 2022	869,460	$5.69	8.91
Options exercisable at March 31, 2022	215,387	$12.65	8.22
Options vested and expected to vest	868,256	$5.70	8.91

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for rNAPc2 (AB201) and Gencaro, including the potential for rNAPc2 to treat COVID-19, our ability to secure sufficient financing to support our anticipated clinical trials of rNAPc2 and Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future vaccines and treatment options for patients with COVID-19, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through at least the middle of fiscal year 2023, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any clinical trials for rNAPc2 and Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2021, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

In April 2022, the Board of Directors established a Special Committee to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

rNAPc2 (AB201) for treatment of COVID-19

Recombinant Nematode Anticoagulant Protein c2, or rNAPc2 (AB201), is a protein therapeutic in clinical development as a potential treatment for patients with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS-CoV-2 pandemic, we believe rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. We initiated a Phase 2b clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020 and completed patient enrollment in the fourth quarter 2021. In the clinical trial, both doses of rNAPc2 demonstrated a treatment benefit for patients, however, neither dose achieved statistical significance for the primary efficacy endpoint of change in D-dimer level from Baseline to Day 8 compared to standard of care heparin.

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

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. According to the World Health Organization, since this outbreak was first reported in late 2019, there have been over 509 million confirmed cases of COVID-19 and over 6 million deaths worldwide attributed to the virus (as of April 2022).

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

We evaluated rNAPc2 as a treatment for patients hospitalized with COVID-19 who are at high risk for thrombotic complications, as indicated by elevated D-dimer levels. The Phase 2b clinical trial was designed to be a randomized comparison of two-dose regimens of rNAPc2 versus heparin prescribed per local standard of care. The primary endpoint of the clinical trial was the change in D-dimer level from baseline to Day 8 relative to standard of care heparin. Secondary endpoints include time to recovery for eligibility of hospital discharge, and the clinical composite of all-cause mortality, thrombosis, need for organ support or re-hospitalization within 30 days from randomization.

This clinical trial used a 1:1:2 randomization between lower dose rNAPc2, higher dose rNAPc2 and standard of care heparin that was delivered in prophylactic doses in 93% of the patients. rNAPc2 patients received three sub-cutaneous, or SC, doses on days 1, 3 and 5 and then received heparin beginning on day 8. This Phase 2b study was designed to understand the safety of the doses selected relative to standard of care, and to provide efficacy data that might support further study in a pivotal Phase 3 program.

For the entire cohort for pooled rNAPc2 versus heparin, in the intention to treat, or ITT, population, rNAPc2 was associated with a change in D-dimer of -16.8 (-45.7, 36.8) %, P=0.41 compared to -11.2 (-36, 34.4) %, P=0.91 in the Heparin group (between groups P=0.47). For the per protocol analysis (N=81) of the 38 rNAPc2 patients who received all three doses and remained hospitalized long enough to have the day 8 end-of-efficacy period D-dimer levels measured, there was a reduction from baseline of -28.7 (-49.1,14.0) %, P=0.23, while the Heparin group change from baseline was an increase of 1.1 (-45.2,108) %, P=0.33; between groups P=0.33.

The clinical trial statistical analysis plan called for analysis of data stratified by a modified WHO COVID-19 Severity Scale that assigned randomized patients to either Mild or Severe groups. There was an imbalance by rNAPc2 dose group between these strata with more higher dose group patients in the Severe stratum (15 vs 10 lower dose) and more lower dose in the Mild stratum. Because treatment effects were different in these strata, dose response had to be analyzed within each stratum. In the ITT analysis, WHO Mild patients (N= 84) had baseline median (IQR) D-dimer levels of 314 (206,473) D-Dimer Units (DDUs, ng/ml). D-dimer levels as percent change decreased at day 8 or hospital discharge in both the pooled high and low dose rNAPc2 arms (-32.7 (-44.7,4.3), P=0.009) and in the heparin arm (-16.8 (-36.0.0.5), P= 0.010); this decrease was statistically significant in the higher dose rNAPc2 group (-32.3 (-43.7,-2.4), P=0.016) but not in the lower dose group (-33.0 (-45.8,8.0), P=0.17). In contrast, in WHO Severe patients (N= 51, baseline DDU median 546 (318,872), P<0.0001 vs. Mild) D-dimer levels increased in the heparin group (% change 29.0 (‑14.9,145), P=0.022) but did not change in the pooled rNAPc2 group (25.9 (-49.1,136), P=0.16) or in either rNAPc2 dose group (lower, -12.1(-50.2,498), P=0.84; higher, 36.8 (-41.7,136) P=0.13).

On the secondary endpoints measuring thrombotic events and time-to-recovery, there was a numerical imbalance in favor of rNAPc2 that was non-significant. rNAPc2 was well-tolerated at both doses. There were no serious treatment-related adverse events and no dose dependent increase in adverse events was observed. There was no difference between rNAPc2 and standard-of-care heparin in major or non-major clinically relevant bleeding.

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

We believe our cash and cash equivalents as of March 31, 2022 will be sufficient to fund our operations at the current levels through at least the middle of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

In April 2022, the Board of Directors established a Special Committee to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of April 29, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of April 29, 2022 would have been approximately $10.1 million.

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

R&D expense for the three months ended March 31, 2022 was $2.2 million compared to $2.9 million for the corresponding period of 2021, a decrease of $0.7 million.

Clinical expense decreased approximately $0.9 million for the three months ended March 31, 2022, as compared to the corresponding periods of 2021. The decrease was related to the completion of enrollment in our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021. Manufacturing process development costs increased approximately $0.4 million for the three months ended March 31, 2022, as compared to the corresponding periods of 2021.

R&D personnel costs decreased approximately $0.1 million for the three months ended March 31, 2022, as compared to the corresponding periods of 2021.

R&D expense in 2022 is expected to be lower than 2021, as we completed our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $1.1 million for the three months ended March 31, 2022 compared to $1.2 million for the corresponding period of 2021, a decrease of $0.1 million. The decrease was primarily a result of lower personnel costs in 2022, offset by increases in consulting costs.

G&A expenses in 2022 are expected to be consistent with 2021 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $7,000 and $2,000 in the three months ended March 31, 2022 and 2021, respectively.

Interest income for the remainder of 2022 is expected to be negligible.

Other Expense

Other expense was $2,000 for the three months ended March 31, 2022. Based on our current capital structure, other expense for the remainder of 2022 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$49,059	$53,359

As of March 31, 2022, we had total cash and cash equivalents of $49.1 million, as compared to $53.4 million as of December 31, 2021. The net decrease of $4.3 million primarily reflects the cash used in operating activities during the three months ended March 31, 2022.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,298)	$(5,225)
Investing activities	(2)	(6)
Financing activities	—	23,093
Net (decrease) increase in cash and cash equivalents	$(4,300)	$17,862

Net cash used in operating activities for the three months ended March 31, 2022 decreased $0.9 million compared with the same period in 2021. This was primarily due to lower outflows related to changes in operating assets and liabilities and a lower net loss in 2022, as discussed in Results of Operations above.

Net cash used in investing activities for the three months ended March 31, 2022 was $2,000 for the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2021 was $6,000 for the purchase of property and equipment.

There were no financing activities in the three months ended March 31, 2022. Net cash provided by financing activities was $23.1 million for the three months ended March 31, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering in the period.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of April 29, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of April 29, 2022 would have been approximately $10.1 million.

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

We believe our cash and cash equivalents as of March 31, 2022 will be sufficient to fund our operations at the current levels through at least the middle of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

In April 2022, the Board of Directors established a Special Committee to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

●	there is no guarantee that even if we do engage in a strategic transaction that such strategic transaction will increase stockholder value;
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

Risks Related to Our Business and Financial Condition

There is no guarantee that even if we do engage in a strategic transaction that such strategic transaction will increase stockholder value.

In April 2022, the Board of Directors established a Special Committee to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.  We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

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

We believe our cash and cash equivalents as of March 31, 2022 will be sufficient to fund our operations at the current levels through at least the middle of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 30, 2021, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of April 29, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of April 29, 2022 would have been approximately $10.1 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of April 29, 2022, the closing price of our common stock was $2.37 per share, and the total market value of our listed securities was approximately $34.2 million. As of March 31, 2022, we had stockholders’ equity of $47.9 million.

Our financial statements for the quarter ended March 31, 2022 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended March 31, 2022 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of March 31, 2022 will be sufficient to fund our operations at the current levels through at least the middle of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Development beyond our control, such as the development of vaccines for the SARS-CoV-2 virus or the development of other therapies for COVID-19 disease, may impact our ability to enroll patients in any future rNAPc2 (AB201) clinical trials. Enrollment for the rNAPc2 (AB201) Phase 2b clinical trial was slower than expected.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2022, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2022, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2022, there were approximately 869,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2022 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.08 Shareholder Director Nominations

On May 2, 2022, the Company determined that it anticipates that the date of its 2022 annual stockholder meeting will be more than 30 calendar days after the date of the Company’s 2021 annual stockholder meeting, but has not made a final determination as to such date. Once available, the Company will file an amendment to this report or file a Current Report on Form 8-K to (i) announce the date of the Company’s 2022 annual stockholder meeting; and (ii) to disclose the date by which a nominating stockholder or nominating stockholder group must submit a notice on Schedule 14N, which date shall be a reasonable time before the Company mails its proxy materials for its 2022 annual stockholder meeting

ITEM 6. EXHIBITS

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

Dated: May 2, 2022