Form 10-Q
period 2022-06-30
ARCA biopharma, Inc.
filed 2022-08-02
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On August 1, 2022: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$46,437	$53,359
Other current assets	1,218	1,062
Total current assets	47,655	54,421
Right-of-use asset - operating	391	437
Property and equipment, net	37	48
Other assets	18	18
Total assets	$48,101	$54,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,110	$1,117
Accrued compensation and employee benefits	324	925
Accrued expenses and other liabilities	1,375	1,456
Total current liabilities	2,809	3,498
Operating lease liability, net of current portion	329	383
Total liabilities	3,138	3,881
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2022 and December 31, 2021; 14,410,143 shares issued and outstanding at June 30, 2022 and December 31, 2021	14	14
Additional paid-in capital	224,844	224,505
Accumulated deficit	(179,895)	(173,476)
Total stockholders’ equity	44,963	51,043
Total liabilities and stockholders’ equity	$48,101	$54,924

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,485	$3,577	$3,664	$6,453
General and administrative	1,734	1,260	2,832	2,486
Total costs and expenses	3,219	4,837	6,496	8,939
Loss from operations	(3,219)	(4,837)	(6,496)	(8,939)

Interest and other income	72	3	79	5
Other loss	—	—	(2)	—
Net loss	$(3,147)	$(4,834)	$(6,419)	$(8,934)

Net loss per share:
Basic and diluted	$(0.22)	$(0.34)	$(0.45)	$(0.67)
Weighted average shares outstanding:
Basic and diluted	14,410,143	14,410,143	14,410,143	13,389,207

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2020	9,548,150	$10	$200,665	$(154,154)	$46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(4,100)	(4,100)
Balance, March 31, 2021	14,410,143	14	224,149	(158,254)	65,909
Share-based compensation	—	—	133	—	133
Net loss	—	—	—	(4,834)	(4,834)
Balance, June 30, 2021	14,410,143	14	224,282	(163,088)	61,208
Share-based compensation	—	—	104	—	104
Net loss	—	—	—	(4,712)	(4,712)
Balance, September 30, 2021	14,410,143	14	224,386	(167,800)	56,600
Share-based compensation	—	—	119	—	119
Net loss	—	—	—	(5,676)	(5,676)
Balance, December 31, 2021	14,410,143	14	224,505	(173,476)	51,043
Share-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,272)	(3,272)
Balance, March 31, 2022	14,410,143	14	224,672	(176,748)	47,938
Share-based compensation	—	—	172	—	172
Net loss	—	—	—	(3,147)	(3,147)
Balance, June 30, 2022	14,410,143	$14	$224,844	$(179,895)	$44,963

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,419)	$(8,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	6
Amortization of right-of-use asset - operating	46	30
Share-based compensation	339	274
Loss from disposal of property and equipment	2	—
Change in operating assets and liabilities:
Other current assets	(156)	(697)
Other assets	—	(6)
Accounts payable	(7)	661
Accrued compensation and employee benefits	(601)	(609)
Accrued expenses and other liabilities	(135)	330
Net cash used in operating activities	(6,920)	(8,945)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(22)
Net cash used in investing activities	(2)	(22)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	24,070
Common stock offering costs	—	(977)
Net cash provided by financing activities	—	23,093
Net (decrease) increase in cash and cash equivalents	(6,922)	14,126
Cash and cash equivalents, beginning of period	53,359	49,071
Cash and cash equivalents, end of period	$46,437	$63,197
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities	$—	$84
Purchases of property and equipment in accrued liabilities	$—	$8

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

In April 2022, the Board of Directors established a Special Committee and, in May, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving the merger or sale of all or part of the Company’s assets, and other alternatives with the goal of maximizing stockholder value. The Company does not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

The Company believes that its current cash and cash equivalents as of June 30, 2022 will be sufficient to fund its operations at the current levels through at least the end of fiscal year 2023. The Company’s review of its strategic options may impact this projection. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results expected for the full year ending December 31, 2022. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing rNAPc2 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and six months ended June 30, 2022 and 2021.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s June 30, 2022 and December 31, 2021 balance sheets.

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

Because the Company reported a net loss for the three and six months ended June 30, 2022 and 2021, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2022	2021
Potentially dilutive securities, excluded:
Outstanding stock options	880,515	624,901
Warrants to purchase common stock	—	133,401
	880,515	758,302

(3) Fair Value Disclosures

There were no marketable securities as of June 30, 2022 or December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company had $46.4 million and $53.3 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the six-month period ended June 30, 2022.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2022	December 31, 2021
Computer equipment	3 years	$51	$50
Lab equipment	5 years	130	133
Furniture and fixtures	5 years	44	44
Computer software	3 years	16	16
		241	243
Accumulated depreciation and amortization		(204)	(195)
Property and equipment, net		$37	$48

For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $11,000 and $6,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the six months ended June 30, 2022 and 2021 was $216,000 and $223,000 respectively.

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

Future minimum commitments due under the October 2020 and 2021 Lease agreements as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$66
2023	127
2024	93
2025	96
2026	100
Thereafter	25
Total remaining lease payments	507
Less: imputed lease interest	(72)
Less: Current portion	(106)
Operating lease liability, net of current portion	$329

Rent expense, which is included in general and administrative expense, for the six months ended June 30, 2022 and 2021 was $63,000 and $47,000, respectively.

As of June 30, 2022, the lease liability was $435,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the six months ended June 30, 2022 and 2021 were $65,000 and $29,000, respectively. The weighted-average remaining lease term for the operating lease as of June 30, 2022 is 4.3 years. The discount rate for the operating lease is 7%.

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

(8) Share-based Compensation

For the three and six month periods ended June 30, 2022 and 2021, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$51	$38	$92	$74
General and administrative	121	95	247	200
Total	$172	$133	$339	$274

Stock option transactions for the six month period ended June 30, 2022 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2021	904,123	$5.59	9.18
Granted	12,000	2.27
Exercised	—	—
Forfeited and cancelled	(35,608)	3.08
Options outstanding at June 30, 2022	880,515	$5.65	8.69
Options exercisable at June 30, 2022	288,179	$10.31	8.23
Options vested and expected to vest	879,512	$5.65	8.69

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

(10) Subsequent Event

In July 2022, the Company implemented a strategic reduction of the workforce by approximately 67%, or 12 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of the Company’s decision to manage operating costs and expenses. In July, the Company recorded total restructuring charges of approximately $790,000, of which $490,000 and $300,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for rNAPc2 (AB201) and Gencaro, including the potential for rNAPc2 to treat COVID-19, our ability to secure sufficient financing to support any clinical trials of rNAPc2 and Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future vaccines and treatment options for patients with COVID-19, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through at least the end of fiscal year 2023, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any clinical trials for rNAPc2 and Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2021, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

In April 2022, the Board of Directors established a Special Committee and, in May, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. According to the World Health Organization, since this outbreak was first reported in late 2019, there have been over 570 million confirmed cases of COVID-19 and over 6 million deaths worldwide attributed to the virus (as of July 2022).

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

The clinical trial was managed in collaboration with the Colorado Prevention Center, or CPC, the University of Colorado's Academic Research Organization.

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

To support the continued development of rNAPc2 and Gencaro, we will need additional financing to fully fund any clinical trials, and our general and administrative costs through the clinical trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of rNAPc2 and Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are unable to obtain sufficient financing or are unable to complete a strategic transaction, we may discontinue our development activities on rNAPc2 or Gencaro or discontinue our operations.

We believe our cash and cash equivalents as of June 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

In April 2022, the Board of Directors established a Special Committee and, in May, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of August 1, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of August 1, 2022 would have been approximately $9.9 million.

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

R&D expense for the three months ended June 30, 2022 was $1.5 million compared to $3.6 million for the corresponding period of 2021, a decrease of $2.1 million. R&D expense for the six months ended June 30, 2022 was $3.7 million compared to $6.5 million for the corresponding period of 2021, a decrease of $2.8 million.

Clinical expense decreased approximately $1.2 million and $2.1 million for the three and six months ended June 30, 2022, as compared to the corresponding periods of 2021. The decrease was related to the completion of enrollment in our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021. Manufacturing process development costs decreased approximately $1.0 million and $0.6 million for the three and six months ended June 30, 2022, as compared to the corresponding periods of 2021.

R&D personnel costs increased approximately $0.2 million for the three months ended June 30, 2022, as compared to the corresponding period of 2021. R&D personnel costs was relatively unchanged for the six months ended June 30, 2022, as compared to the corresponding period of 2021.

In July 2022, we implemented a strategic reduction of our workforce by approximately 67%, or 12 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to manage our operating costs and expenses. In July, we recorded total restructuring charges of approximately $790,000, of which $490,000 and $300,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.

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

G&A expenses were $1.7 million for the three months ended June 30, 2022 compared to $1.3 million for the corresponding period of 2021, an increase of $0.5 million. The increase for the three month period was primarily a result of increases in professional fees and consulting costs. G&A expenses were $2.8 million for the six months ended June 30, 2022 compared to $2.5 million for the corresponding period of 2021, an increase of $0.3 million. The increase for the six month period was primarily a result of increases in professional fees and consulting costs, offset by lower personnel costs in 2022.

G&A expenses in 2022 are expected to be consistent with 2021 as we maintain administrative activities to support our ongoing operations. In July 2022, we recorded total restructuring charges of approximately $300,000 which were recognized in general and administrative expenses in connection with the restructuring, all in the form of one-time termination benefits

Interest and Other Income

Interest and other income was $72,000 and $3,000 in the three months ended June 30, 2022 and 2021, respectively. Interest and other income was $79,000 and $5,000 in the six months ended June 30, 2022 and 2021, respectively.

Interest income for the remainder of 2022 is expected to be negligible.

Other Expense

Other expense was $2,000 for the three and six months ended June 30, 2022. Based on our current capital structure, other expense for the remainder of 2022 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$46,437	$53,359

As of June 30, 2022, we had total cash and cash equivalents of $46.4 million, as compared to $53.4 million as of December 31, 2021. The net decrease of $6.9 million primarily reflects the cash used in operating activities during the six months ended June 30, 2022.

In July 2022, we implemented a strategic reduction of our workforce.  In July, we recorded total restructuring charges of approximately $790,000 in connection with the restructuring, all in the form of one-time termination benefits.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,920)	$(8,945)
Investing activities	(2)	(22)
Financing activities	—	23,093
Net (decrease) increase in cash and cash equivalents	$(6,922)	$14,126

Net cash used in operating activities for the six months ended June 30, 2022 decreased $2.0 million compared with the same period in 2021. This was primarily due to lower outflows related to changes in operating assets and liabilities and a lower net loss in 2022, as discussed in Results of Operations above.

Net cash used in investing activities for the six months ended June 30, 2022 was $2,000 for the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2021 was $22,000 for the purchase of property and equipment.

There were no financing activities in the six months ended June 30, 2022. Net cash provided by financing activities was $23.1 million for the three months ended June 30, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering in the period.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of August 1, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of August 1, 2022 would have been approximately $9.9 million.

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

We believe our cash and cash equivalents as of June 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

In April 2022, the Board of Directors established a Special Committee and, in May, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2021 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

In April 2022, the Board of Directors established a Special Committee and, in May, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving the merger or sale of all or part of our assets, and other alternatives with the goal of maximizing stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.  We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

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

We may encounter difficulty enrolling a sufficient number of patients in our clinical trials, due to circumstances which are outside our control, including other clinical trials that may limit the availability of study participants. As a result, we may need to delay or terminate our trial, which would have a negative impact on our business. Delays in enrolling patients in the clinical trial would also adversely affect our ability to meet projected enrollment milestones or timelines for completing the study and obtaining regulatory approval. Development of other COVID-19 targeted therapies may mean there are no patients who need rNAPc2 as a therapy.

Our clinical trials from our product candidates may not yield results that will enable us to further develop our products as a therapy and obtain regulatory approvals necessary to be used as a drug.

We will receive regulatory approval for our product candidates only if we can demonstrate, in carefully designed and conducted clinical trials, that the product candidate is safe and effective. We do not know whether any future clinical trials for rNAPc2, Gencaro or any other product candidate will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. rNAPc2 has never been tested for safety or efficacy in any pre-clinical COVID-19 models. It may not be effective for any COVID-19 associated diseases.

The results from preclinical testing and early clinical trials may not be predictive of results from later studies. We may suffer significant setbacks in advanced clinical trials, even after seeing promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our product candidates. If we fail to adequately demonstrate the safety and efficacy of our product candidates, we will not be able to obtain the required regulatory approvals to commercialize it and our business, results of operations and financial condition would be materially adversely affected.

In addition, administering our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates, and could result in the FDA or other regulatory authorities denying approval of our product candidates, for any or all targeted indications.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the initiation of our clinical trials, the steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug products, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up, delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products or our inability to obtain sufficient financing in a timely manner. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

We believe our cash and cash equivalents as of June 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 30, 2021, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of August 1, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of August 1, 2022 would have been approximately $9.9 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of August 1, 2022, the closing price of our common stock was $2.39 per share, and the total market value of our listed securities was approximately $34.4 million. As of June 30, 2022, we had stockholders’ equity of $45.0 million.

Our financial statements for the quarter ended June 30, 2022 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended June 30, 2022 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of June 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2022, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2022, there were approximately 881,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2022 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	8-K	6/28/2021	3.1
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Cooperation Agreement, dated as of June 15, 2022, by and among ARCA biopharma, Inc., Cable Car Capital LLC, the Funicular Fund LP, Funicular Funds, LP and Jacob Ma-Weaver.	8-K	6/21/2022	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 2, 2022