Form 10-Q
period 2022-09-30
ARCA biopharma, Inc.
filed 2022-10-28
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On October 27, 2022: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,939	$53,359
Other current assets	611	1,062
Total current assets	44,550	54,421
Right-of-use asset - operating	367	437
Property and equipment, net	30	48
Other assets	18	18
Total assets	$44,965	$54,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$593	$1,117
Accrued compensation and employee benefits	333	925
Accrued expenses and other liabilities	1,011	1,456
Total current liabilities	1,937	3,498
Operating lease liability, net of current portion	301	383
Total liabilities	2,238	3,881
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2022 and December 31, 2021; 14,410,143 shares issued and outstanding at September 30, 2022 and December 31, 2021	14	14
Additional paid-in capital	224,941	224,505
Accumulated deficit	(182,228)	(173,476)
Total stockholders’ equity	42,727	51,043
Total liabilities and stockholders’ equity	$44,965	$54,924

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,024	$3,438	$4,688	$9,891
General and administrative	1,528	1,278	4,360	3,764
Total costs and expenses	2,552	4,716	9,048	13,655
Loss from operations	(2,552)	(4,716)	(9,048)	(13,655)

Interest and other income	222	4	301	9
Other loss	(3)	—	(5)	—
Net loss	$(2,333)	$(4,712)	$(8,752)	$(13,646)

Net loss per share:
Basic and diluted	$(0.16)	$(0.33)	$(0.61)	$(0.99)
Weighted average shares outstanding:
Basic and diluted	14,410,143	14,410,143	14,410,143	13,733,259

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2020	9,548,150	$10	$200,665	$(154,154)	$46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(4,100)	(4,100)
Balance, March 31, 2021	14,410,143	14	224,149	(158,254)	65,909
Share-based compensation	—	—	133	—	133
Net loss	—	—	—	(4,834)	(4,834)
Balance, June 30, 2021	14,410,143	14	224,282	(163,088)	61,208
Share-based compensation	—	—	104	—	104
Net loss	—	—	—	(4,712)	(4,712)
Balance, September 30, 2021	14,410,143	14	224,386	(167,800)	56,600
Share-based compensation	—	—	119	—	119
Net loss	—	—	—	(5,676)	(5,676)
Balance, December 31, 2021	14,410,143	14	224,505	(173,476)	51,043
Share-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,272)	(3,272)
Balance, March 31, 2022	14,410,143	14	224,672	(176,748)	47,938
Share-based compensation	—	—	172	—	172
Net loss	—	—	—	(3,147)	(3,147)
Balance, June 30, 2022	14,410,143	14	224,844	(179,895)	44,963
Share-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,333)	(2,333)
Balance, September 30, 2022	14,410,143	$14	$224,941	$(182,228)	$42,727

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,752)	$(13,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	11
Amortization of right-of-use asset - operating	70	52
Share-based compensation	436	378
Loss from disposal of property and equipment	5	—
Change in operating assets and liabilities:
Other current assets	451	(439)
Other assets	—	(6)
Accounts payable	(524)	(405)
Accrued compensation and employee benefits	(592)	(670)
Accrued expenses and other liabilities	(527)	910
Net cash used in operating activities	(9,418)	(13,815)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(36)
Net cash used in investing activities	(2)	(36)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	24,070
Common stock offering costs	—	(977)
Net cash provided by financing activities	—	23,093
Net (decrease) increase in cash and cash equivalents	(9,420)	9,242
Cash and cash equivalents, beginning of period	53,359	49,071
Cash and cash equivalents, end of period	$43,939	$58,313
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities	$—	$84
Purchases of property and equipment in accrued liabilities	$—	$2

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

The Company believes that its current cash and cash equivalents as of September 30, 2022 will be sufficient to fund its operations at the current levels through at least the end of fiscal year 2023. The Company’s review of its strategic options may impact this projection. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results expected for the full year ending December 31, 2022. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing rNAPc2 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and nine months ended September 30, 2022 and 2021.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s September 30, 2022 and December 31, 2021 balance sheets.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2022 and 2021, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2022	2021
Potentially dilutive securities, excluded:
Outstanding stock options	729,232	640,623
Warrants to purchase common stock	—	133,401
	729,232	774,024

(3) Fair Value Disclosures

There were no marketable securities as of September 30, 2022 or December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, the Company had $43.9 million and $53.3 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the nine-month period ended September 30, 2022.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2022	December 31, 2021
Computer equipment	3 years	$41	$50
Lab equipment	5 years	130	133
Furniture and fixtures	5 years	44	44
Computer software	3 years	16	16
		231	243
Accumulated depreciation and amortization		(201)	(195)
Property and equipment, net		$30	$48

For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense was $15,000 and $11,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2022 and 2021 was $324,000 and $331,000 respectively, of which $108,000 was unpaid and included in accrued expenses and other liabilities as of September 30, 2022.

(6) Commitments and Contingencies

The Company has or is subject to the following commitments and contingencies.

Employment Agreements and Reduction of Workforce

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

In July 2022, the Company implemented a strategic reduction of the workforce by approximately 67%, or 12 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of the Company’s decision to manage operating costs and expenses. During the quarter ended September 30, 2022, the Company recorded total restructuring charges of approximately $790,000, of which $490,000 and $300,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.  As of September 30, 2022, approximately $250,000 of the total restructuring charges remains unpaid and was included in accrued compensation and employee benefits.

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

Future minimum commitments due under the October 2020 and 2021 Lease agreements as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$33
2023	127
2024	93
2025	96
2026	100
Thereafter	25
Total remaining lease payments	474
Less: imputed lease interest	(65)
Less: Current portion	(108)
Operating lease liability, net of current portion	$301

Rent expense, which is included in general and administrative expense, for the nine months ended September 30, 2022 and 2021 was $94,000 and $78,000, respectively.

As of September 30, 2022, the lease liability was $409,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the nine months ended September 30, 2022 and 2021 were $98,000 and $52,000, respectively. The weighted-average remaining lease term for the operating lease as of September 30, 2022 is 4.1 years. The discount rate for the operating lease is 7%.

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

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2022 and 2021, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$17	$41	$109	$115
General and administrative	80	63	327	263
Total	$97	$104	$436	$378

Stock option transactions for the nine month period ended September 30, 2022 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2021	904,123	$5.59	9.18
Granted	12,000	2.27
Exercised	—	—
Forfeited and cancelled	(186,891)	3.31
Options outstanding at September 30, 2022	729,232	$6.12	7.59
Options exercisable at September 30, 2022	335,467	$9.34	6.34
Options vested and expected to vest	729,037	$6.12	7.59

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

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. According to the World Health Organization, since this outbreak was first reported in late 2019, there have been over 620 million confirmed cases of COVID-19 and over 6 million deaths worldwide attributed to the virus (as of October 2022).

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

We believe our cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of October 27, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of October 27, 2022 would have been approximately $9.3 million.

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

R&D expense for the three months ended September 30, 2022 was $1.0 million compared to $3.4 million for the corresponding period of 2021, a decrease of $2.4 million. R&D expense for the nine months ended September 30, 2022 was $4.7 million compared to $9.9 million for the corresponding period of 2021, a decrease of $5.2 million.

Clinical expense decreased approximately $2.0 million and $4.1 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods of 2021. The decrease was related to the completion of enrollment in our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021. Manufacturing process development costs decreased approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods of 2021.

R&D personnel costs increased approximately $0.2 million for both the three and nine months ended September 30, 2022, as compared to the corresponding periods of 2021. In July 2022, we implemented a strategic reduction of our workforce by approximately 67%, or 12 employees.  Personnel reductions were primarily focused in research and development and general and administrative functions.  The restructuring was a result of our decision to manage our operating costs and expenses. In July, we recorded total restructuring charges of approximately $790,000, of which $490,000 and $300,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.

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

G&A expenses were $1.5 million for the three months ended September 30, 2022 compared to $1.3 million for the corresponding period of 2021, an increase of $0.2 million. The increase for the three month period was primarily a result of one-time termination benefits discussed above. G&A expenses were $4.4 million for the nine months ended September 30, 2022 compared to $3.8 million for the corresponding period of 2021, an increase of $0.6 million. The increase for the nine month period was primarily a result of increases in professional fees and consulting costs and one-time termination benefits discussed above in 2022.

G&A expenses in 2022 are expected to be slightly higher than 2021 as we maintain administrative activities to support our ongoing operations along with the one-time termination benefits recorded in the third quarter 2022.

Interest and Other Income

Interest and other income was $222,000 and $4,000 in the three months ended September 30, 2022 and 2021, respectively. Interest and other income was $301,000 and $9,000 in the nine months ended September 30, 2022 and 2021, respectively.

Interest income for the remainder of 2022 is expected to be negligible.

Other Expense

Other expense was $5,000 for the three and nine months ended September 30, 2022. Based on our current capital structure, other expense for the remainder of 2022 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$43,939	$53,359

As of September 30, 2022, we had total cash and cash equivalents of $43.9 million, as compared to $53.4 million as of December 31, 2021. The net decrease of $9.4 million primarily reflects the cash used in operating activities during the nine months ended September 30, 2022.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,418)	$(13,815)
Investing activities	(2)	(36)
Financing activities	—	23,093
Net (decrease) increase in cash and cash equivalents	$(9,420)	$9,242

Net cash used in operating activities for the nine months ended September 30, 2022 decreased $4.4 million compared with the same period in 2021. This was primarily due to lower outflows related to changes in operating assets and liabilities and a lower net loss in 2022, as discussed in Results of Operations above.

Net cash used in investing activities for the nine months ended September 30, 2022 was $2,000 for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2021 was $36,000 for the purchase of property and equipment.

There were no financing activities in the nine months ended September 30, 2022. Net cash provided by financing activities was $23.1 million for the nine months ended September 30, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering in the period.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of October 27, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of October 27, 2022 would have been approximately $9.3 million.

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

We believe our cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

We believe our cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 30, 2021, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of October 27, 2022, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of October 27, 2022 would have been approximately $9.3 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of October 27, 2022, the closing price of our common stock was $2.09 per share, and the total market value of our listed securities was approximately $30.1 million. As of September 30, 2022, we had stockholders’ equity of $42.7 million.

Our financial statements for the quarter ended September 30, 2022 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended September 30, 2022 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operations at the current levels through at least the end of fiscal year 2023. Our review of our strategic options may impact this projection. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2022, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2022, there were approximately 729,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2022 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: October 28, 2022