Form 10-K
period 2022-12-31
ARCA biopharma, Inc.
filed 2023-02-24
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark where the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of the most recently completed second fiscal quarter, was $29,189,204 based on the last sale price of the common stock as reported on that day by The Nasdaq Capital Market.

As of February 23, 2023, the Registrant had 14,410,143 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Denver, CO

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro our ability to secure sufficient financing to support any clinical trials of Gencaro,the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, our likelihood to enter into an acquisition, merger, business combination or other strategic transaction, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through the middle of fiscal year 2024, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, or our ability to maintain listing of our common stock on a national exchange. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

Our lead product candidate is Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation, or AF, in patients with chronic heart failure, or HF. Gencaro is being developed for patients who have a genotype that identifies a drug target associated with heightened efficacy.

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

We believe that patients with HF and AF represent a major unmet medical need, and this need is most pronounced in patients with EF values of 40% and above. This EF range constitutes more than half of all chronic HF in the United States and Europe, as well as in Japan and China, and there are currently few approved, effective or guideline-recommended therapies for these patients to treat either their AF or HF. AF is a very common complication in these patients, with estimates of AF incidence ranging from 40% to 60%. Beta-blockers approved for HF are commonly used off-label to control heart rate in these patients, but they are not considered effective in preventing AF and none are approved for treating heart failure in pther contraindicated or have label warnings for use due to an increased risk of mortality or prolongation of QT internal (irregular heart rhythm that can be seen on an electrocardiogram). Interventional procedures for AF, such as catheter ablation and electrical cardioversion, are invasive, expensive, and often temporary; these interventions also typically require the continued use of beta blockers and other anti-arrhythmic drugs post-intervention.

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

Recombinant Nematode Anticoagulant Protein c2, or rNAPc2 (AB201), is a protein therapeutic in clinical development as a potential treatment for patients with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS-CoV-2 pandemic, we believe rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. We initiated a Phase 2b clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020 and completed patient enrollment in the fourth quarter 2021. In the clinical trial, both doses of rNAPc2 demonstrated a treatment benefit for patients based on the coagulation biomarker D-dimer, however, neither dose achieved statistical significance for the primary efficacy endpoint of change in D-dimer level from Baseline to Day 8 compared to standard of care heparin.

On the secondary endpoints measuring thrombotic events and time-to-recovery, there was a numerical imbalance in favor of rNAPc2 that was non-significant. rNAPc2 was well-tolerated at both doses. There were no serious treatment-related adverse events and no dose dependent increase in adverse events was observed. There was no difference between rNAPc2 and standard-of-care heparin in major or non-major clinically relevant bleeding. We currently do not plan additional clinical development of rNAPc2 unless we are able to find a commercial or government partner to pay for development and commercialization or expansion into clinical trials for other disease indications.

To support the continued development of Gencaro and rNAPc2, we will need additional financing to fully fund any clinical trials, and our general and administrative costs through the clinical trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of Gencaro and rNAPc2 and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are unable to obtain sufficient financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or rNAPc2 or discontinue our operations.

We believe our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

Our Strategy

Our mission is to become a leading biopharmaceutical company developing precision targeted cardiovascular therapies to enhance therapeutic response, improve patient outcomes, and reduce healthcare costs. To achieve this goal, we are pursuing the following strategies:

•
Evaluate strategic options. In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.
•
Advance the development of Gencaro for the treatment of AF in HF patients. We are planning a Phase 3 clinical trial for Gencaro as a therapy for AF in HF patients, focusing on patients with EF ≥ 40%, a patient population for whom few approved or effective drug therapies currently exist.
•
Partner the development of rNAPc2. We plan to pursue strategic development and partnering opportunities with commercial or government partners for rNAPc2 development and commercialization or expansion into clinical trials for other disease indications.
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

The above strategies are dependent upon our ability to obtain additional funding through the sale of public or private equity or debt securities, the completion of a strategic transaction, or a combination thereof. If we are unable to secure additional funding or complete a strategic transaction, we may not be able to continue development of Gencaro or rNAPc2, or to continue operations.

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

However, current beta blockers approved for HF patients are only modestly effective at providing rhythm control, and none are FDA approved for this indication. Importantly, none of these drugs have been shown to be effective for treating HF in patients with EF ≥ 40%, so they are currently used off-label in this setting. When used for rate control, these drugs can cause bradycardia, a condition in which the heart rate drops below a safe threshold, which often leads to dose reductions and potential loss of the drug’s treatment effect. Furthermore, recent evidence indicates that the mortality and other clinical benefits of these beta blockers in heart failure patients are uncertain when sustained or permanent AF is present.

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

Development Pipeline

Our lead product candidate is Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation in patients with chronic heart failure.

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

We plan to pursue strategic development and partnering opportunities with commercial or government partners for rNAPc2 development and commercialization or expansion into clinical trials for other disease indications.

We also have exclusive pharmacogenetic and other patent rights to drug targets and candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.

Financial Resources

To support the continued development of Gencaro and rNAPc2, we will need additional financing to fully fund any clinical trials, and our general and administrative costs through the clinical trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of Gencaro and rNAPc2 and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are unable to obtain sufficient financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or rNAPc2 or discontinue our operations.

We believe our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of February 22, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of February 22, 2023 would have been approximately $8.8 million.

Research and Development Expenses

Our research and development expenses were $4.7 million for the year ended December 31, 2022 as compared to $13.8 million for 2021, a decrease of approximately $9.1 million. R&D expense in 2023 is expected to be lower than 2022.

Licensing and Royalty Obligations

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

Human Capital Management

As of December 31, 2022, we had 6 employees, 5 of which are full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We continually monitor employee turnover rates as our success depends upon retaining our highly trained personnel. We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately eleven years and approximately one-half of our employees have been employed by us for more than ten years.

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
•
if we engage in an acquisition, reorganization or business combination, we will incur a variety of risks potentially adversely affecting our business operations or our stockholders;
•
if we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of Gencaro or rNAPc2 in a timely manner, we may not be able to continue our business operations;
•
if we encounter difficulties enrolling patients in our future clinical trials, any potential enrollment milestones or potential regulatory approvals could be delayed or otherwise adversely affected;
•
our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain regulatory approvals necessary to sell them;
•
we may not achieve our projected development goals in the time frames we announce and expect;
•
we expect a Phase 3 PRECISION-AF clinical trial will require substantially more capital, and we cannot guarantee when or if we will be able to secure such additional financing;
•
we will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions or partnerships, to continue development of Gencaro, rNAPc2 or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations;
•
we may need to partner rNAPc2 to continue development and commercialization or expansion into clinical trials for other disease indications. If we are unable to find a partner, we may not be able to continue operations;
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
•
if approved by the FDA, Gencaro or rNAPc2 will be entering a competitive marketplace and may not succeed;
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

Risks Related to Our Strategic Evaluation Process

There is no guarantee that even if we do engage in a strategic transaction that such strategic transaction will increase stockholder value.

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks potentially adversely affecting our business operations or our stockholders.

In connection with our strategic transaction process, we are considering strategic business initiatives, which may include exploration and evaluation of strategic options such as a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. If we pursue such a strategic transaction, we could, among other things:

•
issue equity securities dilutive to our current stockholders' percentage ownership;
•
incur substantial debt straining our operations;
•
spend substantial operational, financial, and management resources to integrate new businesses, technologies, and products;
•
assume substantial actual or contingent liabilities;
•
reprioritize our development programs and even cease development of our product candidates; or
•
merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms certain of our stockholders may not deem desirable.

There is no guarantee we will be able to complete the strategic transaction process in a timely or successful manner, which could have a material adverse effect on our business.

Risks Related to Our Business and Financial Condition

If we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of Gencaro or rNAPc2 in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly.

Failure to demonstrate that a product candidate, including Gencaro or rNAPc2, is safe and effective, or significant delays in demonstrating such safety and efficacy, would adversely affect our business. Failure to obtain marketing approval of Gencaro or rNAPc2 from appropriate regulatory authorities, or significant delays in obtaining such approval, would also adversely affect our business and could, among other things, preclude us from completing a strategic transaction or obtaining additional financing necessary to continue as a going concern.

Even if approved for sale, a product candidate must be successfully commercialized to generate value. We do not currently have the capital resources or management expertise to commercialize Gencaro, rNAPc2 or any of our other product candidates and, as a result, will need to complete a strategic transaction, or, alternatively, raise substantial additional funds to enable commercialization of Gencaro, rNAPc2 or any of our other product candidates, if approved. Failure to successfully provide for the commercialization of Gencaro, rNAPc2 or any other product candidate, if approved, would damage our business.

If we encounter difficulties enrolling patients in our future clinical trial of Gencaro, any potential enrollment milestones or potential regulatory approvals could be delayed or otherwise adversely affected.

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

We will receive regulatory approval for our product candidates only if we can demonstrate, in carefully designed and conducted clinical trials, that the product candidate is safe and effective. We do not know whether any future clinical trials for Gencaro, rNAPc2 or any other product candidate will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

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

We expect a Phase 3 PRECISION-AF clinical trial will require substantially more capital, and we cannot guarantee when or if we will be able to secure such additional financing.

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

We will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions or partnerships, to continue development of Gencaro, rNAPc2 or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

As a result of the expected development timeline to potentially obtain FDA approval for Gencaro or rNAPc2, if at all, the substantial additional costs associated with the development of our product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing Gencaro or rNAPc2, if approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro, rNAPc2 and our other product candidates or discontinue our operations. Even if we are able to fund continued development of Gencaro, rNAPc2 or any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private equity or debt securities or partnership to successfully commercialize Gencaro, rNAPc2 or any other product candidate.

We believe our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial or rNAPc2 clinical trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 30, 2022, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of February 22, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of February 22,2023 would have been approximately $8.8 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•
the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for Gencaro, rNAPc2 and our other product candidates;
•
the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•
our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•
general economic and industry conditions affecting the availability and cost of capital, including as a result of deteriorating market conditions due to investor concerns regarding inflation and continued hostilities between Russia and Ukraine;
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

As of February 22, 2023, the closing price of our common stock was $2.12 per share, and the total market value of our listed securities was approximately $30.5 million. As of December 31, 2022, we had stockholders’ equity of $41.7 million.

Our audited financial statements for the fiscal year ended December 31, 2022 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our audited financial statements for the fiscal year ended December 31, 2022 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting the Phase 3 PRECISION-AF trial or Phase 3 rNAPc2 clinical trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro, rNAPc2 or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our securities.

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

We may also encounter difficulty enrolling a sufficient number of patients in any future clinical trial, due to circumstances which are outside our control, including as a result of deteriorating market conditions due to investor concerns regarding inflation and continued hostilities between Russia and Ukraine. See “Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have clinical trial sites or other business operations. We anticipate having clinical trial sites in countries that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain” for a discussion of the risks that the COVID-19 pandemic poses to, among other things, our anticipated clinical trials.

We will rely on contract research organizations to conduct substantial portions of our clinical trials, including any future clinical trial of Gencaro, rNAPc2, and as a result, we will be unable to directly control the timing, conduct and expense of all aspects of our clinical trials.

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

We collaborated with one or more clinical trial networks in our development program for rNAPc2. As a result, we lacked direct control over certain aspects of the development program and the amount and timing of resources that these collaborators devote to the project.

We had a collaboration agreement with Medtronic that supported our GENETIC-AF clinical trial. If our arrangement with Medtronic, as amended, is continued as part of our future development of Gencaro, we will have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties and we may seek additional third party collaborators for the development of Gencaro, rNAPc2 or any other product candidates. Our ability to benefit from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Our historical losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, among other things. We are years away from commercializing a product and generating any product revenue. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Even if we ultimately receive regulatory approval for Gencaro, rNAPc2 or our other product candidates, sales of such products may not generate sufficient revenue for it to achieve or maintain profitability. Because of the numerous risks and uncertainties associated with developing therapeutic drugs, we may experience larger than expected future losses and may never reach profitability.

Our product candidates are subject to extensive regulation, which can be costly and time-consuming, and unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue.

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA from the FDA for such drug. We have not received an NDA approval from the FDA for Gencaro, rNAPc2 or any of our other product candidates. There can be no guarantees with respect to our product candidates that clinical studies will adequately support an NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

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

The manufacture and analytical testing of Gencaro and rNAPc2 is performed by third party suppliers, who must also meet cGMP requirements and pass a pre-approval inspection of their facilities before we can obtain marketing approval.

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
•
impose civil or criminal penalties.

Reliance on third parties to commercialize Gencaro, rNAPc2 or our other product candidates could negatively impact our business. If we are required to establish a direct sales force in the United States and are unable to do so, our business may be harmed.

Commercialization of Gencaro, rNAPc2 or any other product candidate, if approved, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic partnership alternative for the commercialization of Gencaro or rNAPc2, if it is approved, and we have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell Gencaro, rNAPc2 and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties. If we are unable to complete a strategic transaction, we would be unable to commercialize Gencaro, rNAPc2 or any other product candidate without substantial additional capital. Even if such capital were secured, we would be required to build internal sales, marketing and distribution capabilities to market Gencaro or rNAPc2 in the United States. None of our current employees have experience in establishing and managing a sales force.

In the event we are unable to sell Gencaro, rNAPc2 and other selected product candidates, either directly or through third parties via a strategic transaction, the commercialization of Gencaro or rNAPc2, if approved, may be delayed indefinitely.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their drug substance or active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with several third-party manufacturing organizations for production and analytical testing of our product candidates. These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may experience delays due to key material or component availability, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for Gencaro, rNAPc2 and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

We are a clinical development stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the clinical development stage and successfully commercialize or provide for the commercialization of Gencaro, rNAPc2 and our other product candidates which in turn, will depend, among other things, on our ability to:

•
conduct additional clinical trials and develop and obtain regulatory approval for Gencaro, rNAPc2 or other product candidates;
•
successfully partner a companion genetic test with the commercial launch of Gencaro or rNAPc2;
•
enter into a strategic transaction enabling the continued development and commercialization of Gencaro or rNAPc2, or alternatively, raise significant additional capital to enable these activities;
•
pursue additional indications for Gencaro or rNAPc2 and develop other product candidates, including other cardiovascular therapies; and
•
obtain commercial quantities of Gencaro, rNAPc2 or other product candidates at acceptable cost levels.

Any one of these factors or other factors discussed in this report could affect our ability to successfully commercialize Gencaro and other product candidates, which could impact our ability to earn sufficient revenues to transition from a clinical development stage company and continue our business.

If approved by the FDA, Gencaro or rNAPc2 will be entering a competitive marketplace and may not succeed.

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

Gencaro, rNAPc2 or our other product candidates may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of Gencaro, rNAPc2 or our other product candidates will depend on a number of factors, such as its effectiveness and tolerability, as compared with competitive drugs. For instance, if rNAPc2 is approved, by that time there may be superior alternatives in terms of vaccines and/or therapeutics that may significantly impact the relative medical benefits offered by rNAPc2. If our future clinical trials for rNAPc2 do not show that rNAPc2 has a clear therapeutic benefit as compared to other therapies or vaccines that are approved in the interim, then there may be a limited or no commercial market for rNAPc2. Also, prevalence and severity of side-effects could negatively affect market acceptance of rNAPc2. Failure to achieve market acceptance of Gencaro or rNAPc2 would significantly harm our business.

If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for Gencaro, rNAPc2, or any other product candidates that we may seek to commercialize, then our revenues and prospects for profitability will suffer.

Our or any strategic partner’s ability to commercialize Gencaro, rNAPc2, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from:

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

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for drugs. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future although we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. We or any strategic partner’s ability to commercialize Gencaro, rNAPc2, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from government payors, such as Medicare and Medicaid, private health insurers, including managed care organizations, and other third-party payors, and any change in reimbursement levels could materially and adversely affect our business. Further, the pendency or approval of future proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

As of December 31, 2022, we had net operating loss, or NOL, carryforwards of approximately $203.3 million, and approximately $2.4 million of research and development credits that may be used to offset future taxable income. Our net operating loss carryforwards generated prior to 2018 will expire beginning in 2025 if not utilized. Under the Tax Cuts and Jobs Act, U.S. federal NOLs incurred in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, may be limited. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether we have experienced an ownership change in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Risks Related to Intellectual Property and Other Legal Matters

If product liability lawsuits are successfully brought against us, then we will incur substantial liabilities and may be required to limit commercialization of Gencaro, rNAPc2 or other product candidates.

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

Our or any strategic partner’s ability to commercialize Gencaro, rNAPc2 and other product candidates depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. We may also be unaware of existing patents that may be infringed by Gencaro or rNAPc2, the genetic testing we intend to use in connection with Gencaro or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by Gencaro, rNAPc2 or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

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

Our common stock has in the past been and in the future could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
the regulatory status of Gencaro, rNAPc2 and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;
•
our ability to secure additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro or rNAPc2;
•
progress of any future clinical trials for Gencaro, rNAPc2 or our other product candidate, including enrollment and any data that may become available;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including as a result of deteriorating market conditions due to investor concerns regarding inflation and continued hostilities between Russia and Ukraine. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2022, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2022, there were approximately 796,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2023 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

In the absence of a significant strategic transaction, we will need to raise significant additional capital to finance the research, development and commercialization of Gencaro, rNAPc2 and our other product candidate. If future securities offerings occur, they would dilute our current stockholders’ equity interests and could reduce the market price of our common stock.

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

Our business could be negatively affected as a result of actions of activist shareholders.

Responding to actions by activist shareholders could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, in connection with the negotiation and entry into a cooperation agreement in June 2022 with Cable Car Capital LLC, The Funicular Fund, LP, Funicular Funds, LP and Jacob Ma-Weaver, collectively, Cable Car, one of our stockholders, we appointed two new directors in 2022. Activist shareholders may advocate for certain governance and strategic changes at our company. In the event of stockholder activism, particularly with respect to matters which our board of directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, and customers.

Additionally, if faced with a consent solicitation or proxy contest, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. If individuals are elected to our board of directors with a differing agenda, our ability to effectively and timely implement our strategic plan and create additional value for our stockholders may be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

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

Stockholders

As of February 22, 2023, we had approximately 18 stockholders of record of our common stock, and the last sale price reported on The Nasdaq Capital Market for our common stock as of such date was $2.12 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2022, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

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

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

Our lead product candidate is Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation, or AF, in patients with chronic heart failure, or HF. Gencaro is being developed for patients who have a genotype that identifies a drug target associated with heightened efficacy.

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

To support the continued development of Gencaro and rNAPc2, we will need additional financing to fully fund any clinical trials, and our general and administrative costs through the clinical trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of Gencaro and rNAPc2 and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are unable to obtain sufficient financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or rNAPc2 or discontinue our operations.

We believe our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of February 22, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of February 22, 2023 would have been approximately $8.8 million.

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

Our research and development expenses were $4.7 million for the year ended December 31, 2022 as compared to $13.8 million for 2021. The $9.1 million decrease in research and development expenses in 2022 as compared to 2021 was primarily related to the completion of enrollment in our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021.

Clinical expense decreased approximately $5.7 million for the year ended December 31, 2022. The decrease was related to the completion of enrollment in our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021.

Manufacturing process development costs decreased approximately $2.5 million year ended December 31, 2022 compared to 2021. The decrease was related to the completion of enrollment in our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021.

R&D personnel costs decreased approximately $0.7 million for the year ended December 31, 2022, as compared to 2021. In July 2022, we implemented a strategic reduction of our workforce by approximately 67%, or 12 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of our decision to manage our operating costs and expenses. During the year ended December 31, 2022, we recorded total restructuring charges of approximately $755,000, of which $470,000 and $285,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.

R&D expense in 2023 is expected to be lower than 2022, as we completed our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $5.8 million for the year ended December 31, 2022, compared to $5.5 million for 2021, an increase of approximately $0.3 million. The increase in expenses during 2022 was primarily a result of increases in professional fees and consulting costs and one-time termination benefits discussed above in 2022.

G&A expenses in 2023 are expected to be consistent with those in 2022 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $675,000 of interest income for the year ended December 31, 2022 as compared to $13,000 for 2021, resulting in an increase of $662,000. We expect interest income in 2023 to be consistent with 2022, as we continue to use our cash and cash equivalents to fund our operations, offset by higher interest rates.

Other Expense

Other expense was $5,000 for the year ended December 31, 2022. There was no other expense for the year eneded December 31, 2021. The amounts were nominal to our overall operations. Based on our current capital structure, other expense is expected to be negligible in 2023.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$42,445	$53,359

As of December 31, 2022, we had total cash and cash equivalents of approximately $42.4 million, as compared to $53.4 million as of December 31, 2021. The net decrease of $10.9 million during the year primarily reflects cash used in operating activities during the year ended December 31, 2022.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,912)	$(18,762)
Investing activities	(2)	(43)
Financing activities	—	23,093
Net increase in cash and cash equivalents	$(10,914)	$4,288

Net cash used in operating activities for the year ended December 31, 2022 decreased approximately $7.8 million compared with 2021. This was primarily due to lower outflows related to changes in operating assets and liabilities and a lower net loss in 2022, as discussed in Results of Operations above.

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $2,000 and $43,000, respectively, for the purchase of property and equipment.

There were no financing activities in the year ended December 31, 2022. Net cash provided by financing activities was $23.1 million for the year ended December 31, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of February 22, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of February 22, 2023 would have been approximately $8.8 million.

Our ability to execute our development programs in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•
the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for Gencaro, rNAPc2 or any other product candidate;
•
the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•
our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•
our ability to control costs associated with our operations;
•
general economic and industry conditions affecting the availability and cost of capital, including as a result of deteriorating market conditions due to investor concerns regarding inflation and continued hostilities between Russia and Ukraine;
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the terms and conditions of our existing collaborative and licensing agreements.

We believe our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We believe there are multiple potential opportunities to enhance value for our shareholders. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

Contractual Obligation and Commitments

In December 2022, the Board of Directors approved retention bonuses for certain employees, subject to continued employment with us through the earlier of a change in control of our company or certain clinical development decisions totaling $265,000, none of which was accrued as of December 31, 2022.

On August 29, 2020 the Company entered into a lease agreement for approximately 5,200 square feet of office facilities in Westminster, Colorado which serves as the Company’s primary business office effective October 1, 2020 (October 2020 Lease). The lease term is 42 months beginning October 1, 2020 and includes an option to renew for an additional 36 month term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. The amounts recorded assume the Company will exercise its renewal option. In June 2021, the Company entered into a sublease agreement for approximately 3,000 square feet of additional office facilities in the Company’s primary business office (2021 Lease). The sublease term is 29 months beginning June 2021, with no renewal option. The leases include real estate taxes and insurance, which is not a lease component and is not included in the lease obligation. In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation. Rent expense, which is included in general and administrative expense, under these leases for the years ended December 31, 2022 and 2021 was $125,000 and $109,000, respectively.

We have licensed worldwide rights to all preclinical and clinical data through the BEST trial for development of bucindolol. The patents that were the subject of this license are expired. If the license agreement is deemed enforceable, we would incur milestone and royalty obligations upon the occurrence of certain events, including if the FDA grants marketing approval for Gencaro, upon regulatory marketing approval in Europe and Japan and based on achievement of specified product sales levels.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ARCA biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Boulder, Colorado

February 24, 2023

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2022	2021
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,445	$53,359
Other current assets	254	1,062
Total current assets	42,699	54,421
Right-of-use asset - operating	343	437
Property and equipment, net	25	48
Other assets	18	18
Total assets	$43,085	$54,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334	$1,117
Accrued compensation and employee benefits	173	925
Accrued expenses and other liabilities	625	1,456
Total current liabilities	1,132	3,498
Operating lease liability, net of current portion	280	383
Total liabilities	1,412	3,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2022 and 2021; 14,410,143 shares issued and outstanding at December 31, 2022 and 2021	14	14
Additional paid-in capital	225,061	224,505
Accumulated deficit	(183,402)	(173,476)
Total stockholders’ equity	41,673	51,043
Total liabilities and stockholders’ equity	$43,085	$54,924

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$4,749	$13,832
General and administrative	5,847	5,503
Total costs and expenses	10,596	19,335
Loss from operations	(10,596)	(19,335)

Interest and other income	675	13
Other loss	(5)	—
Net loss	$(9,926)	$(19,322)

Net loss per share:
Basic and diluted	$(0.69)	$(1.39)
Weighted average shares outstanding:
Basic and diluted	14,410,143	13,903,871

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2020	9,548,150	$10	$200,665	$(154,154)	$46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	497	—	497
Net loss	—	—	—	(19,322)	(19,322)
Balance, December 31, 2021	14,410,143	14	224,505	(173,476)	51,043
Share-based compensation	—	—	556	—	556
Net loss	—	—	—	(9,926)	(9,926)
Balance, December 31, 2022	14,410,143	$14	$225,061	$(183,402)	$41,673

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,926)	$(19,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	16
Amortization of right-of-use asset - operating	94	75
Share-based compensation	556	497
Loss from disposal of property and equipment	5	—
Change in operating assets and liabilities:
Other current assets	808	(156)
Other assets	—	(6)
Accounts payable	(783)	(411)
Accrued compensation and employee benefits	(752)	110
Accrued expenses and other liabilities	(934)	435
Net cash used in operating activities	(10,912)	(18,762)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(43)
Net cash used in investing activities	(2)	(43)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	24,070
Common stock offering costs	—	(977)
Net cash provided by financing activities	—	23,093
Net (decrease) increase in cash and cash equivalents	(10,914)	4,288
Cash and cash equivalents, beginning of year	53,359	49,071
Cash and cash equivalents, end of year	$42,445	$53,359
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities	$—	$84

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. The Company’s lead product candidate is Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation (AF) in patients with chronic heart failure (HF).

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. to evaluate strategic options, including transactions involving a merger, sale of all or part of the Company’s assets, or other alternatives with the goal of maximizing stockholder value. The Company does not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

The Company believes that its current cash and cash equivalents as of December 31, 2022 will be sufficient to fund its operations through the middle of fiscal year 2024. The Company's review of its strategic options may impact this projection. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•
the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for Gencaro, rNAPc2, or any other product candidate;
•
the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•
the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•
general economic and industry conditions affecting the availability and cost of capital, including as a result of deteriorating market conditions due to investor concerns regarding inflation and continued hostilities between Russia and Ukraine;
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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the years ended December 31, 2022 and 2021.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s December 31, 2022 and 2021 balance sheets.

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

Because the Company reported a net loss for the years ended December 31, 2022 and 2021, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2022	2021
Potentially dilutive securities, excluded:
Outstanding stock options	704,960	904,123
Unvested restricted stock units	91,000	—
Warrants to purchase common stock	—	133,401
	795,960	1,037,524

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

As of December 31, 2022 and 2021, the Company had $42.4 million and $53.3 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers between any fair value hierarchy levels in 2022 or 2021.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities. As of December 31, 2022 and 2021, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2022	December 31, 2021
Computer equipment	3 years	$39	$50
Lab equipment	5 years	130	133
Furniture and fixtures	5 years	44	44
Computer software	3 years	16	16
		229	243
Accumulated depreciation and amortization		(204)	(195)
Property and equipment, net		$25	$48

For the years ended December 31, 2022 and 2021, depreciation and amortization expense was $20,000 and $16,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2022 and 2021 was $432,000 and $439,000, respectively, of which $216,000 was unpaid and included in accrued expenses and other liabilities as of December 31, 2022.

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

In December 2022, the Company's Board of Directors approved retention bonuses for certain employees, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions totaling $265,000, none of which was accrued as of December 31, 2022, since there had not been a change in control or clinical development decision.

In 2022, the Company implemented a strategic reduction of the workforce by approximately 67%, or 12 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of the Company’s decision to manage operating costs and expenses. During the year ended December 31, 2022, the Company recorded total restructuring charges of approximately $755,000, of which $470,000 and $285,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits. As of December 31, 2022, approximately $57,000 of the total restructuring charges remains unpaid and was included in accrued compensation and employee benefits.

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

Future minimum commitments due under the October 2020 Lease and 2021 Lease agreements as of December 31, 2022 are as follows (in thousands):

2023	$127
2024	93
2025	96
2026	100
2027	25
Total remaining lease payments	441
Less: imputed lease interest	(58)
Less: Current portion	(103)
Operating lease liability, net of current portion	$280

Rent expense, which is included in general and administrative expense, under these leases for the years ended December 31, 2022 and 2021 was $125,000 and $109,000, respectively.

As of December 31, 2022, the lease liability was $383,000 and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the years ended December 31, 2022 and 2021 were $131,000 and $84,000, respectively. The weighted-average remaining lease term for the operating lease as of December 31, 2022 is 3.9 years. The weighted-average discount rate for the operating lease is 7%.

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

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2022, options to purchase 684,400 shares with a weighted average exercise price of $3.47 per share were outstanding under the Equity Plan, and 371,487 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under the 2013 Plan, effective December 10, 2020. In conjunction with the adoption of the 2013 Plan, the Company discontinued grants under its previous plan the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. As of December 31, 2022, options to purchase 20,538 shares with a weighted average exercise price of $77.12 per share were outstanding under the 2013 plan. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant. As of December 31, 2022, options to purchase 22 shares with a weighted average exercise price of $172.79 per share were outstanding under the 2004 plan.

The Company granted options to purchase an aggregate of 60,000 and 433,700 shares of common stock in the years ended December 31, 2022 and 2021, respectively. The fair values of employee stock options granted in the years ended December 31, 2022 and 2021 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Year Ended December 31,
	2022	2021
Expected term	5.5 years	5.9 years
Expected volatility	107%	94%
Risk-free interest rate	3.56%	1.08%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$1.87	$2.09

A summary of ARCA’s stock option activities for the years ended December 31, 2022 and 2021, and related information as of December 31, 2022, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2020	531,238	$8.71
Granted	433,700	2.77
Exercised	—	—
Forfeited and cancelled	(60,815)	12.71
Options outstanding - December 31, 2021	904,123	$5.59	9.18	$—
Granted	60,000	2.31
Exercised	—	—
Forfeited and cancelled	(259,163)	4.74
Options outstanding - December 31, 2022	704,960	$5.62	8.29	$18
Options exercisable - December 31, 2022	308,237	$8.69	7.90	$5
Options vested and expected to vest - December 31, 2022	704,803	$5.62	8.29	$18

The aggregate intrinsic value in the table above represents the total intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date. As of December 31, 2022, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $971,000 which is expected to be recognized over a weighted average period of 1.9 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

Restricted Stock Units

The Company granted restricted stock units (RSUs) under the Equity Plan to employees during 2022.The fair value of RSU awards is the closing price of the Company's common stock on the date of the grant and is recognized as compensation expense on a straight-line basis over the respective vesting period. The stock awards granted have a requisite service period of one year.

A summary of RSU activity for the year ended December 31, 2022 is presented below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2021	—	$—
Granted	91,000	2.21
Vested and released	—	—
Forfeited and cancelled	—	—
RSUs outstanding - December 31, 2022	91,000	$2.21

As of December 31, 2022, the total unrecognized compensation cost related to unvested stock awards was approximately $188,000. This cost will be recognized on a straight-line basis over the next 0.9 years and will be adjusted for estimated forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2022 and 2021, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2022	2021
Research and development	$133	$160
General and administrative	423	337
Total	$556	$497

ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $96,000 and $118,000 for the years ended December 31, 2022 and 2021, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. As of December 31, 2022, the Company has net operating loss carryforwards of approximately $203.3 million, and approximately $2.4 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards through December 31, 2017 will expire beginning 2025 through 2037. The net operating loss carryforwards beginning in 2018, have no expiration. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the cha nge in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax assets and liabilities of approximately $54.4 million at December 31, 2022, reflecting an increase of approximately $2.3 million from December 31, 2021. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2022, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit attributable to the Company’s loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for 2022 and 2021, as a result of the following (in thousands):

	Years ended December 31,
	2022	2021
U.S. federal income tax benefit at statutory rates	$(2,085)	$(4,058)
State income tax benefit, net of federal benefit	(357)	(695)
Research and experimentation credits	—	(560)
Deferred tax asset adjustment	2	—
Other	186	185
Change in valuation allowance	2,254	5,128
Income tax benefit	$—	$—

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

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$50,008	$48,520
Charitable contribution carryforwards	393	443
Research and experimentation credits	2,420	2,420
Capitalized research and development costs	979	—
Capitalized intangibles	356	387
Stock-based compensation	205	152
Accrued compensation	6	196
Lease liabilities	94	119
Total deferred tax assets	54,461	52,237
Valuation allowance	(54,372)	(52,118)
Deferred tax assets, net of valuation allowance	89	119
Deferred tax liabilities:
Right-of-use asset	(84)	(107)
Depreciation and amortization	(5)	(12)
Net deferred tax liability	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2022 and 2021, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2022 and 2021.

(11) Subsequent Event

The Company and Christopher D. Ozeroff, the Secretary, Senior Vice President and General Counsel of ARCA have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Pursuant to Mr. Ozeroff's existing employment agreement, as previously amended, ARCA will provide Mr. Ozeroff severance benefits pursuant to the terms of his existing employment agreement with the Company, as previously amended. The severance benefits include severance payments and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible) and will be recorded in the first quarter of 2023. The severance benefits are conditioned on the execution by Mr. Ozeroff of a legal release of claims.

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

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2022 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees as of February 15, 2023 are as follows:

Name	Age	Position
Dr. Michael R. Bristow	78	President and Chief Executive Officer and Class II Director (5)
Thomas A. Keuer	64	Chief Operating Officer
Christopher D. Ozeroff †	64	Secretary, Senior Vice President and General Counsel
C. Jeffrey Dekker	58	Chief Financial Officer
Dr. Linda Grais (1) (2)* (4)	66	Class I Director (5)
Dr. Raymond L. Woosley (2) (3)*	80	Class III Director (5)
Mr. Robert E. Conway (1)* (2) (4)	69	Class II Director (5)
Mr. Dan J. Mitchell (1) (3)	65	Class III Director (5)
Dr. Anders Hove (3) (4)	57	Class I Director (5)
Mr. Jacob Ma-Weaver (4)	35	Class III Director (5)
Mr. James Flynn	42	Class I Director (5)

† Mr. Ozeroff and the Company have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023.

* Committee Chairperson

(1)
Member of the Audit Committee of the Board of Directors
(2)
Member of the Compensation Committee of the Board of Directors
(3)
Member of the Nominating and Corporate Governance Committee of the Board of Directors
(4)
Member of the Special Committee of the Board of Directors
(5)
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

Christopher D. Ozeroff. Mr. Ozeroff is a co-founder of ARCA. Mr. Ozeroff has served as the Company’s Senior Vice President, General Counsel and Secretary since 2009, has served as the Company’s General Counsel and Secretary since the Company’s founding, and has also served as Executive Vice President, Business Development from 2004 to 2009. Prior to joining the Company, Mr. Ozeroff was a partner with the law firm of Hogan & Hartson L.L.P., where he practiced in such areas as finance, acquisitions, public offerings, and licensing. Mr. Ozeroff completed his undergraduate degree at Stanford University and his law degree at the University of Chicago Law School. The Company and Mr. Ozeroff have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Mr. Ozeroff's departure is not the result of any disagreement with the Company on any matter relating to its operations, policies or practices, or regarding the general direction of the company.

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

Linda Grais, M.D. Dr. Grais has served as a member of the Board of Directors since May 2007. Dr. Grais has been a director of Ocera Therapeutics, Inc., a public biopharmaceutical company, since January 2008 and became President and Chief Executive Officer of Ocera in June 2012, and served in that role until Ocera’s acquisition by Mallinckrodt Pharmaceuticals in December 2017. Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm from May 2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, magna cum laude, and Phi Beta Kappa, an M.D. from Yale Medical School and a J.D. from Stanford Law School. Since September 2015, Dr. Grais served on the board of PRA Health Sciences, which was acquired by ICON plc in 2021, a public contract research organization, and currently serves on the board of ICON plc. Dr. Grais also joined the board of Corvus Pharmaceuticals., a publicly traded pharmaceutical company, in January 2019. We believe Dr. Grais is an appropriate member of the Board of Directors because of her diverse training and experience as both a medical doctor and a lawyer, her experience as a founder and senior executive of a pharmaceutical company, and her experience as an investor in new life sciences companies. She also has extensive experience with and knowledge of the Company's business from her service on the Board of Directors of the Company since 2007.

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

Robert E. Conway Mr. Conway was appointed to the Board of Directors in September 2013, and has served as the Chairman of our Board of Directors since 2014. Mr. Conway served as the Chief Executive Officer and member of the board of directors of Array Biopharma, a publicly traded biopharmaceutical company, from 1999 to 2012. Prior to joining Array, Mr. Conway was the Chief Operating Officer and Executive Vice President of Hill Top Research, Inc., from 1996 to 1999. From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. including Corporate Vice President and General Manager of Corning Hazleton, Inc., a contract research organization. From 2004 to 2013, he served on the board of directors of PRA International, Inc., which was a public company for a portion of his tenure there, from 2012 to the present, he has served on the board of directors of eResearch Technology, Inc., a private company, and from 2015 to July 2017, Advarra, Inc. from 2019 to August 2022, and he has served on the board of directors of Nivalis Therapeutics, Inc. a public, clinical stage pharmaceutical company. In July 2017, Nivalis Therapeutics, Inc. combined with Alpine Immune Sciences, Inc., a public, clinical stage pharmaceutical company, and Mr. Conway continues to serve on the board of directors following such combination. In addition, Mr. Conway is a member of the Strategic Advisory Committee of Genstar Capital, LLC and is a member of the board of directors of Signant Health. Mr. Conway received a B.S. in accounting from Marquette University in 1976. We believe Mr. Conway is an appropriate member of the Board of Directors given his experience and expertise in the pharmaceutical industry, in pharmaceutical development and clinical trials, and in corporate finance, governance, accounting and public company compliance.

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

Anders Hove, M.D. Dr. Hove has served as a member of the Board of Directors since February 2017. Dr. Hove is the manager of Acorn Bioventures, a partnership focusing on long-term investments in biotech, specialty pharma and medical device companies. Dr. Hove was recently a general partner of Venrock Associates, a venture capital firm, which he joined in 2004 and remained at through 2016. In 2008, Dr. Hove was a founder of Venrock Healthcare Capital Partners, Venrock’s public funds focused on small capitalization biotech companies and late-stage private companies. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech Fund, an investment firm, and from 2002 to 2003 he also served as Chief Executive Officer of Bellevue Asset Management, an investment company. Dr. Hove previously held senior level positions in the medical, clinical and business operations of the pharmaceuticals division of Ciba-Geigy and Novartis. Mr. Hove was a member of the boards of directors of Anacor Pharmaceuticals, a publicly traded pharmaceutical company, from 2005 until its acquisition by Pfizer in June 2016, and Edge Therapeutics, a publicly traded biotechnology company, from 2015 to 2016. In addition, Dr. Hove is a member of the board of directors of MC2 Therapeutics. He received a M.Sc. in Biotechnology Engineering from the Technical University of Denmark, an M.D. from the University of Copenhagen and an M.B.A. from the Institut Européen d'Administration des Affaires. We believe Dr. Hove is an appropriate member of the Company’s Board of Directors, given his extensive training and experience as a medical doctor and masters of business administration, an executive in the pharmaceutical industry, and as an investor in biotechnology companies.

Jacob Ma-Weaver Mr. Ma-Weaver was appointed to the Board of Directors in June 2022. He is the Managing Member of Cable Car Capital LLC, an investment adviser he founded in 2013. Cable Car Capital LLC is the General Partner of Funicular Funds, LP, a hedge fund. From 2012 to 2013, Mr. Ma‑Weaver was employed as an investment analyst at Amici Capital LLC, where he focused on healthcare. He was previously employed as an equity research associate at Dodge & Cox and a corporate finance business analyst at McKinsey & Company. Mr. Ma-Weaver received a Bachelor of Arts in Comparative Literature & Society and Economics and a Master of Arts in Statistics from Columbia University. He is a Chartered Financial Analyst (CFA) charterholder. We believe Mr. Ma-Weaver is an appropriate member of the Board of Directors because of his experience as an investor in life sciences companies, an analyst for investment firms and his academic background.

James Flynn Mr. Flynn was appointed to the Board of Directors in December 2022. Mr. Flynn is currently a Managing Member and Portfolio Manager of Nerium Capital LLC, an investment adviser he founded in 2021. Nerium Capital LLC is the General Partner of Nerium Partners LP, a healthcare focused investment partnership. Mr. Flynn also currently serves as a Board Member for Axiom Health, a provider of software and big-data solutions to the healthcare industry, since 2022, and has been an advisor to the company since 2020. From 2017 to 2018, Mr. Flynn worked as a therapeutics analyst at Aptigon Capital (a Citadel Company), an investment firm. Prior to that, from 2003 to 2017, Mr. Flynn served in various roles at Amici Capital, LLC, an investment firm, including healthcare portfolio manager (2008 to 2017). From 2002 to 2003, Mr. Flynn worked in the credit research/high yield group at Putnam Investments, an investment firm. Mr. Flynn earned a S.B. degree in Management Science with a concentration in Finance and a minor in Economic Science from the Massachusetts Institute of Technology (MIT). Mr. Flynn is a Chartered Financial Analyst (CFA) charterholder. We believe Mr. Flynn is an appropriate member of the Board of Directors because of his experience as an investor in life sciences companies, an analyst for investment firms and his academic background.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Election of Board of Directors

Directors are elected by a plurality of the votes of the holders of shares present in person or represented by proxy and entitled to vote on the election of directors at our annual stockholders’ meetings. The Company’s Amended and Restated Certificate of Incorporation, as amended, provides that the Board of Directors is divided into three classes to provide for staggered terms and that each director will serve for a term of three years or less, depending on the class to which the Board of Directors has assigned a director not previously elected by the stockholders. There are currently two Class II directors whose terms expire at the annual meeting in 2023, three Class III directors whose terms expire at the annual stockholders’ meeting in 2024 and three Class I directors whose terms expire at the annual stockholders’ meeting in 2025. The two Class II directors, Dr. Michael Bristow and Robert Conway, are currently scheduled for re-election to the Board of Directors at the 2023 annual stockholders’ meeting, for a three-year term ending on the date of the annual meeting in 2026 or until their successors are duly elected and qualified or appointed.

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

Audit Committee

The Audit Committee of the Board of Directors, or the Audit Committee, was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. As of December 31, 2022, the Audit Committee was composed of three directors: Mr. Conway (chair), Mr. Mitchell and Dr. Grais. The Audit Committee met four times during the fiscal year. The Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.arcabio.com.

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

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2022, with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

•
overseeing succession planning for senior management of the Company, including a review of the performance and advancement potential of current and future senior management and succession plans for each and recommending, as appropriate, the retention of potential succession candidates;
•
assessing the overall compensation structure of the Company and evaluating and recommending changes to the Company’s compensation philosophies and strategies;
•
reviewing and approving performance-based compensation plans or programs, including establishing goals and targets, applicable to the Chief Executive Officer and other members of the management team;
•
administering, reviewing, and approving all executive compensation programs or plans, and all of the Company’s incentive compensation and stock plans and awards thereunder of the Company, including amendments to the programs, plans or awards made thereunder; and
•
preparing and approving the Report of the Compensation Committee to be included as part of the Company’s annual meeting proxy statement, to the extent required.

1 The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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
•
Thomas A. Keuer, Chief Operating Officer, $340,000 base salary and target bonus of 40% of base salary; and
•
Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $304,000 base salary and target bonus of 35% of base salary.

On May 3, 2021, the Compensation Committee approved a $270,000 base salary and target bonus of 35% of base salary for C. Jeffrey Dekker, Chief Financial Officer, the Company’s principal financial officer hired in May 2021.

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

The Compensation Committee also considers the results of any “say-on-pay” vote of the Company’s stockholders with regard to the compensation of the Company’s executive officers when making compensation decisions. At the 2022 annual meeting of stockholders, the Company’s stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as described in the proxy statement for such annual meeting, with over 91% of stockholder votes cast in favor of our “say‑on‑pay” resolution. The Compensation Committee believes that this advisory vote supports that the Company’s current compensation practices are aligned with the best interests of stockholders and anticipates taking into account the results of the advisory vote, and any future advisory votes, when making compensation decisions in the future.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, or the Nominating and Corporate Governance Committee, is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding compensation for service on the Board of Directors and the committees thereof, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, assessing the performance of the Board of Directors and developing a set of corporate governance principles for the Company. The Nominating and Corporate Governance Committee is composed of three directors: Dr. Hove, Mr. Mitchell and Dr. Woosley (chair). All members of the Nominating and Corporate Governance Committee in 2022 were independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met once during the 2022 fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

The Nominating and Corporate Governance Committee periodically reviews the compensation of non-employee Directors for service on the Board of Directors and committees thereof. In 2015, the Nominating and Corporate Governance Committee began a review of its Director compensation levels considering general market conditions in the life science industry, and in comparison to other clinical stage biopharmaceutical companies, and in early 2016, the Committee recommended, and the Board of Directors approved, revised compensation for non-employee Directors, discussed in “Director Compensation” below. Since adoption of this policy, the Nominating and Corporate Governance Committee has reviewed Director compensation on an annual basis.

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

In 2022, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

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

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2022 and December 31, 2021, compensation awarded to, paid to, or earned by the Company’s principal executive officer and its two most highly compensated executive officers as of December 31, 2022, collectively, the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Stock Awards ($)(2)	Non-Equity Incentive Plan Awards ($)	All Other Compensation ($)(3)	Total ($)
Michael R. Bristow	2022	345,000	—	—	—	13,800	358,800
President and Chief Executive Officer
	2021	343,431	162,956	—	—	20,126	526,513
Thomas A. Keuer	2022	340,000	—	88,400	—	20,593	448,993
Chief Operating Officer
	2021	338,577	60,036	—	—	22,002	420,615
Christopher D. Ozeroff (4)	2022	304,000	—	—	—	12,429	316,429
Secretary, Senior Vice President and General Counsel
	2021	303,744	47,171	—	—	15,114	366,029

(1)
The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year. Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Company’s Board of Directors.
(2)
The amounts reported under “Option Awards” and "Stock Awards" in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The vesting schedule for options included in the above table are included in the table of “Outstanding Equity Awards at Fiscal Year End” below. The value of stock option and restricted stock unit awards was estimated using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option grants and restricted stock units may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2022.
(3)
Represents 401(k) Company match, Health Savings Account contributions by the Company, group term life premiums and cell phone reimbursements.
(4)
Mr. Ozeroff and the Company have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023.

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

On December 8, 2022, the Compensation Committee approved a retention bonus of $100,000 for Mr. Keuer, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions.

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

The Company and Mr. Ozeroff have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023.

Pursuant to Mr. Ozeroff's existing employment agreement, as previously amended, ARCA will provide Mr. Ozeroff severance benefits pursuant to the terms of his existing employment agreement with the Company, as previously amended. The severance benefits include severance payments and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible). The severance benefits are conditioned on the execution by Mr. Ozeroff of a legal release of claims.

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

The Board of Directors did not approve any payouts under the 2021 Bonus Plan since the primary endpoints for rNAPc2 Phase 2b clinical trial were not met.

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

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2022, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

A description of the equity incentive plans we maintain is set forth in Note 8 to the Company’s financial statements included in this Annual Report on Form 10-K.

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options	Options	Price	Expiration
	(#) Exercisable	(#) Unexercisable	($)	Date
Michael R. Bristow, President and Chief Executive Officer	1,563	—	173.88	9/16/2023
	681	—	173.88	9/16/2023
	408	—	245.70	2/26/2024
	205	—	84.42	2/11/2025
	1,511	—	59.40	6/8/2026
	2,333	—	45.00	2/15/2027
	95,000	95,000 (1)(3)	4.27	12/21/2030
	31,667	63,333 (2)(3)	2.29	12/14/2031
Thomas A. Keuer, Chief Operating Officer	265	—	173.88	9/16/2023
	79	—	195.30	10/14/2023
	83	—	245.70	2/26/2024
	108	—	84.42	2/11/2025
	866	—	59.40	6/8/2026
	1,400	—	45.00	2/15/2027
	35,000	35,000 (1)(3)	4.27	12/21/2030
	11,667	23,333 (2)(3)	2.29	12/14/2031
Christopher Ozeroff, Secretary, Senior Vice President and General Counsel †	338	—	173.88	9/16/2023
	83	—	245.70	2/26/2024
	102	—	84.42	2/11/2025
	822	—	59.40	6/8/2026
	1,333	—	45.00	2/15/2027
	27,500	27,500 (1)(3)	4.27	12/21/2030
	9,167	18,333 (2)(3)	2.29	12/14/2031
† Mr. Ozeroff and the Company have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023.
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

Stock Awards
	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Name			Price
	(#) Unvested		($)
Thomas A. Keuer, Chief Operating Officer	40,000	(1)	94,400

(1) Restricted Stock Units vests one year from December 8, 2022, subject to continuing employment with the Company through that date. In the event of a change in control of the Issuer or the grantee’s involuntary termination without cause or by the grantee for good reason, 100% of the unvested RSUs shall become fully and immediately vested upon the closing date of such change in control or such involuntary termination date, respectively (to the extent such unvested RSUs have not yet then vested).

Director Compensation

The following table shows for the fiscal year ended December 31, 2022, certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Linda Grais, M.D. (3)	57,500	11,336	—	—	68,836
Raymond L. Woosley, M.D. (4)	55,000	11,336	—	—	66,336
Robert E. Conway (5)	90,000	11,336	—	—	101,336
Dan J. Mitchell (6)	52,500	11,336	—	—	63,836
Anders Hove (7)	45,000	11,336	—	—	56,336
Jacob Ma-Weaver (8)	21,667	32,226	—	—	53,893
James Flynn (9)	1,667	23,013	—	—	24,680

(1)
Dr. Bristow, our President and Chief Executive Officer, was also a director during the year ended December 31, 2022, but did not receive any additional compensation for his service as a director. Dr. Bristow’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”
(2)
The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The value of stock option awards was estimated using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option grants may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2022.
(3)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2022, for Dr. Grais was 19,646, of which 9,646 shares were fully vested.
(4)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2022, for Dr. Woosley was 19,611, of which 9,611 shares were fully vested.
(5)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2022, for Mr. Conway, Chairman of the Board of Directors, was 19,604, of which 9,604 shares were fully vested.
(6)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2022, for Mr. Mitchell was 19,577, of which 9,577 shares were fully vested.
(7)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2022, for Dr. Hove was 18,999, of which 8,999 shares were fully vested.
(8)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2022, for Mr. Ma-Weaver was 18,000, of which 2,000 shares were fully vested.
(9)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2022, for Mr. Flynn was 12,000, of which no shares were vested

In 2021, the Company revised its compensation plan for non-employee directors to provide that non-employee directors will be compensated for their service on the Board of Directors, as follows:

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

On June 15, 2022, pursuant to the Company’s Director Compensation Policy, the Company granted Mr. Ma‑Weaver an option to purchase 12,000 shares of Common Stock under the 2020 Plan at an exercise price of $2.27 per share, the closing price of the Company’s common stock on The Nasdaq Capital Market on June 15, 2022. The option vests in 36 equal monthly installments beginning on June 15, 2022, assuming Mr. Ma‑Weaver’s continued service on the Board for such periods.

On December 15, 2022, pursuant to the Company’s Director Compensation Policy, the Company granted Mr. Flynn an option to purchase 12,000 shares of Common Stock under the 2020 Plan at an exercise price of $2.32 per share, the closing price of the Company’s common stock on The Nasdaq Capital Market on December 15, 2022. The option vests in 36 equal monthly installments beginning on December 15, 2022, assuming Mr. Flynn’s continued service on the Board for such periods. On the same day, the Company also approved paying compensation to its existing non-employee directors, pursuant to the Company’s Director Compensation Policy, by granting to Dr. Linda Grais, Dr. Anders Hove, Mr. Robert Conway, Mr. Daniel Mitchell, Dr. Raymond Woosley and Mr. Jacob Ma-Weaver options to purchase 6,000 shares of common stock at an exercise price of $2.32 per share, the closing price of the Company’s common stock on December 15, 2022. The options are subject to the terms and conditions of the Plan and the Company’s standard forms of Stock Option Agreement and Option Grant Notice for the Plan. The options vest in 12 equal monthly installments beginning on December 15, 2022, assuming Dr. Grais’, Dr. Hove's, Mr. Conway’s, Mr. Mitchell’s, Dr. Woosley’s and Mr. Ma-Weaver's continued service on the Board for such periods.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022, for all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options or Upon Vesting of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in

Plan Category	(a)	($) (b)	Column(a)) (c)
Equity compensation plans approved by security holders	795,960	$5.62	371,487
Equity compensation plans not approved by security holders	—	—	—
Total	795,960	$5.62	371,487

On December 10, 2020, our stockholders approved the ARCA biopharma, Inc. 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2020 annual meeting of stockholders. The 2020 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2013 Equity Incentive Plan, or the 2013 Plan. A description of the 2020 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The 2020 Plan only has options and restricted stock units outstanding as of December 31, 2022, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options and restricted stock units.

On September 17, 2013, our stockholders approved the 2013 Plan at the Company’s 2013 annual meeting of stockholders. The 2013 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan, or the 2004 Plan. On

June 9, 2016, our stockholders approved the Amended 2013 Plan. A description of the 2013 Plan and the Amended 2013 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The Amended 2013 Plan only has options outstanding as of December 31, 2022, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of February 15, 2023, by: (i) each director, (ii) each of our named executive officers, (iii) all executive officers and directors of the Company as a group and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o ARCA biopharma, Inc., 10170 Church Ranch Way, Suite 100, Westminster, Colorado, 80021.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 15, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentages below are based on 14,410,143 shares of our Common Stock outstanding as of February 15, 2023.

		Percentage
	Shares Beneficially	Shares Beneficially
Beneficial Owner	Owned	Owned
Directors and Named Executive Officers
Michael R. Bristow, M.D., Ph.D. (1)	160,607	1.1%
Thomas A. Keuer (2)	58,462	*
Christopher D. Ozeroff (3)	96,809	*
Linda Grais, M.D. (4)	12,646	*
Robert E. Conway (5)	62,604	*
Raymond L. Woosley (6)	12,611	*
Dan J. Mitchell (7)	13,188	*
Anders Hove, M.D. (8)	11,999	*
Jacob Ma-Weaver (9)	4,005,786	27.8%
James Flynn (10)	1,334	*
All current directors and executive officers as a group (11 persons) (11)	4,468,934	30.3%
5% Stockholders
Funicular Funds, LP (12)	4,005,786	27.8%
BML Investment Partners, L.P. (13)	858,256	6.0%

* Represents beneficial ownership of less than 1% of our Common Stock.

(1)
Includes the following (i) 1,109 shares owned by Investocor Trust: Dr. Bristow is the sole trustee of Investocor Trust; (ii) 1,414 shares owned by NFS as Custodian for Michael Bristow’s IRA; and (iii) options to purchase 155,799 shares that are exercisable within 60 days of February 15, 2023.
(2)
Includes options to purchase 57,732 shares that are exercisable within 60 days of February 15, 2023.
(3)
Includes options to purchase 45,839 shares that are exercisable within 60 days of February 15, 2023. Mr. Ozeroff and the Company have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023.
(4)
Includes options to purchase 12,646 shares that are exercisable within 60 days of February 15, 2023.
(5)
Includes options to purchase 12,604 shares that are exercisable within 60 days of February 15, 2023.
(6)
Includes options to purchase 12,611 shares that are exercisable within 60 days of February 15, 2023.
(7)
Includes options to purchase 12,577 shares that are exercisable within 60 days of February 15, 2023.
(8)
Includes options to purchase 11,999 shares that are exercisable within 60 days of February 15, 2023.
(9)
Includes options to purchase 5,334 shares that are exercisable within 60 days of February 15, 2023. Also see Footnote (12) below.
(10)
Includes options to purchase 1,334 shares that are exercisable within 60 days of February 15, 2023.
(11)
See Notes (1) through (10) above. Also, includes additional options to purchase 34,222 shares that are exercisable within 60 days of February 15, 2023 beneficially owned by our executive officers not listed by name in the table above.
(12)
Based on a Form 4 filed with the SEC on December 19, 2022. The Funicular Funds, LP, the Funicular Fund, Cable Car Capital LLC and Jacob Ma-Weaver may be deemed to be a member of a Section 13(d) group that may be deemed to collectively beneficially own more than 10% of the Company’s outstanding shares of Common Stock. Despite such shared beneficial ownership, the reporting persons disclaim beneficial ownership of the securities except to the extent of his or its pecuniary interest therein. Funicular Fund, as a feeder fund to the Funicular Funds, LP (the “Fund”), may be deemed to beneficially own the securities directly owned by the Funicular Funds, LP. Cable Car, as the general partner of the Fund, may be deemed to beneficially own the securities directly owned by the Fund. Mr. Ma-Weaver, as the Managing Member of Cable Car, may be deemed to beneficially own the securities directly owned by the Fund. Includes options to purchase 5,334 shares that are exercisable within 60 days of February 15, 2023 by Mr. Ma-Weaver.
(13)
Based on a Schedule 13G/A filed with the SEC on February 8, 2023. BML Investment Partners, L.P. is a Delaware limited partnership whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard. As a result, Braden M. Leonard is deemed to be the indirect owner of the shares held directly by BML Investment Partners, L.P. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Exchange Act. The address for BML Investment Partners, L.P. is 65 E Cedar - Suite 2, Zionsville, IN 46077.

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

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2021, or any currently proposed transaction, in which we were or are a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for 2022 and 2021, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Transactions With the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with the academic research laboratory of Dr. Bristow, the Company’s President and Chief Executive Officer, at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2022 and 2021 was $432,000 and $439,000, respectively, of which $216,000 was unpaid and included in accrued expenses and other liabilities as of December 31, 2022.

Cooperation Agreement

The Company is party to a Cooperation Agreement (the “Agreement”) with Cable Car Capital LLC, The Funicular Fund, LP, Funicular Funds, LP and Jacob Ma-Weaver (collectively, “Cable Car”).

Pursuant to the Agreement, the Board appointed Mr. Ma-Weaver as a Class III director with a term expiring at the Company’s 2024 annual meeting of stockholders, effective June 15, 2022 and appointed Mr. Ma-Weaver to the Special Committee of the Board.

Additionally, under the terms of the Agreement, the Company and Cable Car initiated a process and subsequently identified a mutually acceptable second independent director, Mr. James Flynn, to join the Company’s board of directors (the “Second Director Appointment”). Mr. Flynn was elected as Director at the 2022 annual meeting of stockholders.

Under the terms of the Agreement, Cable Car agreed to abide by customary standstill restrictions from the date of the Agreement until the earlier to occur of (i) the 180th day after the First Director Appointment is no longer serving as a director of the Company and (ii) the 90th day prior to the 2023 annual meeting of stockholders (such period, the “Cooperation Period”), including that Cable Car will not, among other things, (i) seek additional representation, or the removal of an existing director, on the Board, (ii) engage in any solicitation of proxies, or (iii) initiate, propose or otherwise solicit, including any solicitations of the type contemplated by Rule 14a-2(b) promulgated under the Securities Exchange Act of 1934 of the Company’s stockholders for the approval of any stockholder proposal. The Company and Cable Car also agreed to customary mutual non-disparagement obligations.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed, or expected to be billed, to us for the fiscal years ended December 31, 2022 and December 31, 2021, by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended 2022	Fiscal Year Ended 2021
Audit Fees (1)	$189,612	$215,651
Audit-related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$189,612	$215,651

(1)
Audit Fees include fees for the (i) audit of the financial statements included in our Form 10-K for our fiscal years ended December 31, 2022, and December 31, 2021, (ii) review of interim financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.
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
(b)
Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	8-K	6/28/2021	3.1
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
4.3	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.4	Description of Registered Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2020).	10-K	2/18/2020	4.7
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.4†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.5†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.6†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37
10.7†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.8†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.9	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.10†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.11	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.12	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.13	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1
10.14	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated August 21, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	8/21/2017	10.1
10.15	Amendment No. 2 to Capital on DemandTM Sales Agreement, dated January 25, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/25/2019	10.1
10.16	Amendment No. 3 to Capital on DemandTM Sales Agreement, dated March 11, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	3/11/2019	10.1
10.17	Amendment No. 4 to Capital on DemandTM Sales Agreement, dated May 9, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/9/2019	10.1
10.18	Amendment No. 5 to Capital on DemandTM Sales Agreement, dated May 20, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/20/2019	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.19	Amendment No. 6 to Capital on DemandTM Sales Agreement, dated June 28, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	10.1
10.20	Amendment No. 7 to Capital on DemandTM Sales Agreement, dated July 2, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/2/2020	10.1
10.21	Amendment No. 8 to Capital on DemandTM Sales Agreement, dated July 14, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/14/2020	10.1
10.22	Capital on DemandTM Sales Agreement, dated July 22, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/22/2020	10.1
10.23	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated April 6, 2021, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	4/6/2021	10.1
10.24§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.25	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.26	Form of Stock Purchase Agreement between the Company and the Purchasers, dated as of June 2, 2020.	8-K	6/3/2020	10.1
10.27	Office Lease Agreement, effective August 7, 2020, between ARCA biopharma, Inc. and Potens Partners LLC.	8-K	8/31/2020	10.1
10.28†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.29†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.30†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.31†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.32†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.33†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.34†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.35†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.36†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.2
10.37†	Memorandum Regarding Cash Retention Bonus between ARCA biopharma, Inc. and Thomas A. Keuer dated December 8, 2022.	8-K	12/9/2022	10.1
10.38†	ARCA biopharma, Inc. 2020 Equity Incentive Plan.	8-K	12/10/2020	10.1
10.39†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.1
10.40†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.2
10.41†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Director).	8-K	12/23/2020	10.3
10.42†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.4
10.43†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.5
10.44†	Employment Agreement, dated April 21, 2021, by and between ARCA biopharma, Inc. and C. Jeff Dekker.	10-Q	5/11/2021	10.2
10.45†	Memorandum Regarding Cash Retention Bonus between ARCA biopharma, Inc. and C. Jeffrey Dekker dated December 8, 2022.	8-K	12/9/2022	10.2
10.46 (1)	Assignment Agreement for Patent Rights, dated July 1, 2021, by and between ARCA biopharma, Inc. and University Medical Center of the Johannes Gutenberg University Mainz.	10-Q	8/4/2021	10.3
10.47	Cooperation Agreement, dated as of June 15, 2022, by and among ARCA biopharma, Inc., Cable Car Capital LLC, the Funicular Fund LP, Funicular Funds, LP and Jacob Ma-Weaver.	8-K	6/21/2022	10.1
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: February 24, 2023

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	February 24, 2023
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ C. Jeffrey Dekker	Chief Financial Officer	February 24, 2023
C. Jeffrey Dekker	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	February 24, 2023
Linda Grais
/s/ Raymond Woosley	Director	February 24, 2023
Raymond Woosley
/s/ Robert Conway	Director	February 24, 2023
Robert Conway
/s/ Daniel Mitchell	Director	February 24, 2023
Daniel Mitchell
/s/ Anders Hove	Director	February 24, 2023
Anders Hove
/s/ Jacob Ma-Weaver	Director	February 24, 2023
Jacob Ma-Weaver
/s/ James Flynn	Director	February 24, 2023
James Flynn