Form 10-Q
period 2023-03-31
ARCA biopharma, Inc.
filed 2023-04-24
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On April 24, 2023: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,850	$42,445
Other current assets	852	254
Total current assets	41,702	42,699
Right-of-use asset - operating	318	343
Property and equipment, net	21	25
Other assets	18	18
Total assets	$42,059	$43,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366	$334
Accrued compensation and employee benefits	235	173
Accrued expenses and other liabilities (related party - $324 and $216 at March 31, 2023 and December 31, 2022, respectively)	665	625
Total current liabilities	1,266	1,132
Operating lease liability, net of current portion	262	280
Total liabilities	1,528	1,412
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2023 and December 31, 2022; 14,410,143 shares issued and outstanding at March 31, 2023 and December 31, 2022	14	14
Additional paid-in capital	225,265	225,061
Accumulated deficit	(184,748)	(183,402)
Total stockholders’ equity	40,531	41,673
Total liabilities and stockholders’ equity	$42,059	$43,085

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development (related party - $108 at both March 31, 2023 and 2022)	$390	$2,179
General and administrative	1,406	1,098
Total costs and expenses	1,796	3,277
Loss from operations	(1,796)	(3,277)

Interest and other income	450	7
Other loss	—	(2)
Net loss	$(1,346)	$(3,272)

Net loss per share:
Basic and diluted	$(0.09)	$(0.23)
Weighted average shares outstanding:
Basic and diluted	14,410,143	14,410,143

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2021	14,410,143	$14	$224,505	$(173,476)	$51,043
Share-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,272)	(3,272)
Balance, March 31, 2022	14,410,143	14	224,672	(176,748)	47,938
Share-based compensation	—	—	172	—	172
Net loss	—	—	—	(3,147)	(3,147)
Balance, June 30, 2022	14,410,143	14	224,844	(179,895)	44,963
Share-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,333)	(2,333)
Balance, September 30, 2022	14,410,143	14	224,941	(182,228)	42,727
Share-based compensation	—	—	120	—	120
Net loss	—	—	—	(1,174)	(1,174)
Balance, December 31, 2022	14,410,143	14	225,061	(183,402)	41,673
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(1,346)	(1,346)
Balance, March 31, 2023	14,410,143	$14	$225,265	$(184,748)	$40,531

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,346)	$(3,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	5
Amortization of right-of-use asset - operating	25	23
Share-based compensation	204	167
Loss from disposal of property and equipment	—	2
Change in operating assets and liabilities:
Other current assets	(598)	(414)
Accounts payable	32	(103)
Accrued compensation and employee benefits	62	(757)
Accrued expenses and other liabilities	22	51
Net cash used in operating activities	(1,595)	(4,298)
Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Net cash used in investing activities	—	(2)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(1,595)	(4,300)
Cash and cash equivalents, beginning of year	42,445	53,359
Cash and cash equivalents, end of year	$40,850	$49,059
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—

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

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to evaluate strategic options, including transactions involving a merger, sale of all or part of the Company’s assets, or other alternatives with the goal of maximizing stockholder value. The Company and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of the Company’s existing assets, in order to maximize stockholder value. The Company does not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

The Company believes that its current cash and cash equivalents as of March 31, 2023 will be sufficient to fund its operations through the middle of fiscal year 2024. The Company's review of its strategic options may impact this projection. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction.

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
•
general economic and industry conditions affecting the availability and cost of capital, including as a result of deteriorating market conditions due to investor concerns regarding inflation, adverse developments affecting the financial services industry and continued hostilities between Russia and Ukraine;
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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full year ending December 31, 2023. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro and rNAPc2, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three months ended March 31, 2023 and 2022.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s March 31, 2023 and December 31, 2022 balance sheets.

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

Because the Company reported a net loss for the three months ended March 31, 2023 and 2022, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2023	2022
Potentially dilutive securities, excluded:
Outstanding stock options	664,857	869,460
Unvested restricted stock units	91,000	—
Warrants to purchase common stock	—	133,401
	755,857	1,002,861

(3) Fair Value Disclosures

There were no marketable securities as of March 31, 2023 or December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, the Company had $40.9 million and $42.4 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three months ended March 31, 2023.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2023	December 31, 2022
Computer equipment	3 years	$39	$39
Lab equipment	5 years	130	130
Furniture and fixtures	5 years	44	44
Computer software	3 years	16	16
		229	229
Accumulated depreciation and amortization		(208)	(204)
Property and equipment, net		$21	$25

For the three months ended March 31, 2023 and 2022, depreciation and amortization expense was $4,000 and $5,000 respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2023 and 2022 was $108,000 and $108,000 respectively, of which $324,000 was unpaid and included in accrued expenses and other liabilities as of March 31, 2023.

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

In December 2022, the Company's Board of Directors approved retention bonuses for certain employees, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions totaling $265,000, none of which was accrued as of March 31, 2023, since there had not been a change in control or clinical development decision.

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

The Company and Christopher D. Ozeroff, the Secretary, Senior Vice President and General Counsel of ARCA mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Pursuant to Mr. Ozeroff's existing employment agreement, as previously amended, ARCA will provide Mr. Ozeroff severance benefits pursuant to the terms of his existing employment agreement with the Company, as previously amended. The severance benefits include severance payments and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible). During the three months ended March 31, 2023, the Company recorded an expense of $159,000 for these severance benefits, of which $159,000 remains unpaid and is included in accrued compensation and employee benefits.

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

Future minimum commitments due under the October 2020 and 2021 Lease agreements as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$94
2024	93
2025	96
2026	100
2027	25
Total remaining lease payments	408
Less: imputed lease interest	(51)
Less: Current portion	(95)
Operating lease liability, net of current portion	$262

Rent expense, which is included in general and administrative expense, for the three months ended March 31, 2023 and 2022 was $31,000 and $31,000, respectively.

As of March 31, 2023, the lease liability was $357,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the three months ended March 31, 2023 and 2022 were $33,000 and $32,000, respectively. The weighted-average remaining lease term for the operating lease as of March 31, 2023 is 4.0 years. The discount rate for the operating lease is 7%.

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

No sales were made in 2023 or 2022.

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

(8) Share-based Compensation

For the three months ended March 31, 2023 and 2022, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$41	$41
General and administrative	163	126
Total	$204	$167

Stock option transactions for the three months ended March 31, 2023 and 2022 under the Company’s stock incentive plans were as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding - December 31, 2021	704,960	$5.62	8.29
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(40,103)	3.48
Options outstanding - March 31, 2023	664,857	$5.75	7.53
Options exercisable - March 31, 2023	363,281	$7.87	6.85
Options vested and expected to vest	664,734	$5.75	7.53

Stock award transactions for the three months ended March 31, 2023 under the Company’s stock incentive plans were as follows:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2022	91,000	$2.21
Granted	—	—
Vested and released	—	—
Forfeited and cancelled	—	—
RSUs outstanding - March 31, 2023	91,000	$2.21

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro our ability to secure sufficient financing to support any clinical trials for Gencaro,the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, our likelihood to enter into an acquisition, merger, business combination or other strategic transaction, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through the middle of fiscal year 2024, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, or our ability to maintain listing of our common stock on a national exchange. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2022, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

We believe our cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of April 21, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of April 21, 2023 would have been approximately $7.6 million.

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

R&D expense for the three months ended March 31, 2023 was $0.4 million compared to $2.2 million for the corresponding period of 2022, a decrease of $1.8 million.

Clinical expense decreased approximately $0.8 million for the three months ended March 31, 2023, as compared to the corresponding period of 2022. Manufacturing process development costs decreased approximately $0.9 million for the three months ended March 31, 2023, as compared to the corresponding periods of 2022. The decreases were related to the completion of enrollment in our rNAPc2 (AB201) international Phase 2b clinical trial in the fourth quarter of 2021.

R&D personnel costs decreased approximately $0.1 million for the three months ended March 31, 2023, as compared to the corresponding period of 2022, due to decreased headcount. In July 2022, we implemented a strategic reduction of our workforce by approximately 67%, or 12 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of our decision to manage our operating costs and expenses. During the year ended December 31, 2022, we recorded total restructuring charges of approximately $755,000, of which $470,000 and $285,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.

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

G&A expenses were $1.4 million for the three months ended March 31, 2023 compared to $1.1 million for the corresponding period of 2022, an increase of $0.3 million. During the three months ended March 31, 2023, we recorded $159,000 for one-time termination benefits related to the mutually agreed to conclusion of Christopher D. Ozeroff's employment, the former Secretary, Senior Vice President and General Counsel of ARCA, effective March 31, 2023. The increase was primarily a result of increases in consulting costs and one-time termination benefits discussed above.

G&A expenses in 2023 are expected to be consistent with those in 2022 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $450,000 and $7,000 in the three months ended March 31, 2023 and 2022, respectively.

Interest income for the remainder of 2023 is expected to be consistent with the first quarter of 2023.

Other Expense

Other expense was $2,000 for the three months ended March 31, 2022. Based on our current capital structure, other expense for the remainder of 2023 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$40,850	$42,445

As of March 31, 2023, we had total cash and cash equivalents of $40.9 million, as compared to $42.4 million as of December 31, 2022. The net decrease of $1.6 million primarily reflects the cash used in operating activities during the three months ended March 31, 2023.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in:
Operating activities	$(1,595)	$(4,298)
Investing activities	—	(2)
Financing activities	—	—
Net decrease in cash and cash equivalents	$(1,595)	$(4,300)

Net cash used in operating activities for the three months ended March 31, 2023 decreased $2.7 million compared with the same period in 2022. This was primarily due to lower outflows related to changes in operating assets and liabilities and a lower net loss in 2023, as discussed in Results of Operations above.

There were no investing activities in the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2022 was $2,000 for the purchase of property and equipment.

There were no financing activities in the three months ended March 31, 2023 and 2022.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of April 21, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of April 21, 2023 would have been approximately $7.6 million

Our ability to execute our development programs in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

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
•
general economic and industry conditions affecting the availability and cost of capital, including as a result of deteriorating market conditions due to investor concerns regarding inflation, adverse developments affecting the financial services industry and continued hostilities between Russia and Ukraine;
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the terms and conditions of our existing collaborative and licensing agreements.

We believe our cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2022 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.

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
•
market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others;
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

In April 2022, the Board of Directors established a Special Committee and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value. We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

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

We believe our cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial or rNAPc2 clinical trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 31, 2022, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of April 21, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of April 21, 2023 would have been approximately $7.6 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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
•
general economic and industry conditions affecting the availability and cost of capital, including as a result of deteriorating market conditions due to investor concerns regarding inflation, adverse developments affecting the financial services industry and continued hostilities between Russia and Ukraine;
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

As of April 21, 2023, the closing price of our common stock was $1.94 per share, and the total market value of our listed securities was approximately $28.0 million. As of March 31, 2023, we had stockholders’ equity of $40.5 million.

Our financial statements for the quarter ended March 31, 2023 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended March 31, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintain certain accounts, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

We may also encounter difficulty enrolling a sufficient number of patients in any future clinical trial, due to circumstances which are outside our control, including as a result of the ongoing COVID-19 global pandemic and continued hostilities between Russia and Ukraine. See “Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have clinical trial sites or other business operations. We anticipate having clinical trial sites in countries that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain” for a discussion of the risks that the COVID-19 pandemic poses to, among other things, our anticipated clinical trials.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including as a result of deteriorating market conditions due to investor concerns regarding inflation, adverse developments affecting the financial services industry and continued hostilities between Russia and Ukraine. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2023, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2023, there were approximately 756,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2023 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: April 24, 2023