Form 10-Q
period 2023-06-30
ARCA biopharma, Inc.
filed 2023-07-21
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On July 20, 2023: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,156	$42,445
Other current assets	599	254
Total current assets	40,755	42,699
Right-of-use asset - operating	293	343
Property and equipment, net	17	25
Other assets	18	18
Total assets	$41,083	$43,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241	$334
Accrued compensation and employee benefits	190	173
Accrued expenses and other liabilities (related party - $432 and $216 at June 30, 2023 and December 31, 2022, respectively)	1,171	625
Total current liabilities	1,602	1,132
Operating lease liability, net of current portion	243	280
Total liabilities	1,845	1,412
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2023 and December 31, 2022; 14,410,143 shares issued and outstanding at June 30, 2023 and December 31, 2022	14	14
Additional paid-in capital	225,452	225,061
Accumulated deficit	(186,228)	(183,402)
Total stockholders’ equity	39,238	41,673
Total liabilities and stockholders’ equity	$41,083	$43,085

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Costs and expenses:
General and administrative	$1,719	$1,734	$3,125	$2,832
Research and development (related party - $108 and $216 at both three and six months ended June 30, 2023 and 2022, respectively)	254	1,485	644	3,664
Total costs and expenses	1,973	3,219	3,769	6,496
Loss from operations	(1,973)	(3,219)	(3,769)	(6,496)

Interest and other income	493	72	943	79
Other loss	—	—	—	(2)
Net loss	$(1,480)	$(3,147)	$(2,826)	$(6,419)

Net loss per share:
Basic and diluted	$(0.10)	$(0.22)	$(0.20)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	14,410,143	14,410,143	14,410,143	14,410,143

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2021	14,410,143	$14	$224,505	$(173,476)	$51,043
Share-based compensation	—	—	167	—	167
Net loss	—	—	—	(3,272)	(3,272)
Balance, March 31, 2022	14,410,143	14	224,672	(176,748)	47,938
Share-based compensation	—	—	172	—	172
Net loss	—	—	—	(3,147)	(3,147)
Balance, June 30, 2022	14,410,143	14	224,844	(179,895)	44,963
Share-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,333)	(2,333)
Balance, September 30, 2022	14,410,143	14	224,941	(182,228)	42,727
Share-based compensation	—	—	120	—	120
Net loss	—	—	—	(1,174)	(1,174)
Balance, December 31, 2022	14,410,143	14	225,061	(183,402)	41,673
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(1,346)	(1,346)
Balance, March 31, 2023	14,410,143	14	225,265	(184,748)	40,531
Share-based compensation	—	—	187	—	187
Net loss	—	—	—	(1,480)	(1,480)
Balance, June 30, 2023	14,410,143	$14	$225,452	$(186,228)	$39,238

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,826)	$(6,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	11
Amortization of right-of-use asset - operating	50	46
Share-based compensation	391	339
Loss from disposal of property and equipment	—	2
Change in operating assets and liabilities:
Other current assets	(345)	(156)
Accounts payable	(93)	(7)
Accrued compensation and employee benefits	17	(601)
Accrued expenses and other liabilities	509	(135)
Net cash used in operating activities	(2,289)	(6,920)
Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Net cash used in investing activities	—	(2)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(2,289)	(6,922)
Cash and cash equivalents, beginning of year	42,445	53,359
Cash and cash equivalents, end of year	$40,156	$46,437
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—

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

The Company believes that its current cash and cash equivalents as of June 30, 2023 will be sufficient to fund its operations through the end of fiscal year 2024. The Company's review of its strategic options may impact this projection. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of results expected for the full year ending December 31, 2023. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro and rNAPc2, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and six months ended June 30, 2023 and 2022.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s June 30, 2023 and December 31, 2022 balance sheets.

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

Because the Company reported a net loss for the three and six months ended June 30, 2023 and 2022, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2023	2022
Potentially dilutive securities, excluded:
Outstanding stock options	619,782	880,515
Unvested restricted stock units	91,000	—
	710,782	880,515

(3) Fair Value Disclosures

There were no marketable securities as of June 30, 2023 or December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the Company had $40.2 million and $42.4 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the six months ended June 30, 2023.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2023	December 31, 2022
Computer equipment	3 years	$39	$39
Lab equipment	5 years	130	130
Furniture and fixtures	5 years	44	44
Computer software	3 years	16	16
		229	229
Accumulated depreciation and amortization		(212)	(204)
Property and equipment, net		$17	$25

For the six months ended June 30, 2023 and 2022, depreciation and amortization expense was $8,000 and $11,000 respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the six months ended June 30, 2023 and 2022 was $216,000 and $216,000 respectively, of which $432,000 was unpaid and included in accrued expenses and other liabilities as of June 30, 2023.

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

In December 2022, the Company's Board of Directors approved retention bonuses for certain employees, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions totaling $265,000, none of which was accrued as of June 30, 2023, since there had not been a change in control or clinical development decision.

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

The Company and Christopher D. Ozeroff, the Secretary, Senior Vice President and General Counsel of ARCA mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Pursuant to Mr. Ozeroff's existing employment agreement, as previously amended, ARCA will provide Mr. Ozeroff severance benefits pursuant to the terms of his existing employment agreement with the Company, as previously amended. The severance benefits include severance payments and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible). During the six months ended June 30, 2023, the Company recorded an expense of $159,000 for these severance benefits, of which $96,000 remains unpaid and is included in accrued compensation and employee benefits.

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

Future minimum commitments due under the October 2020 and 2021 Lease agreements as of June 30, 2023 are as follows (in thousands):

Remainder of 2023	$60
2024	93
2025	96
2026	100
2027	25
Total remaining lease payments	374
Less: imputed lease interest	(45)
Less: Current portion	(86)
Operating lease liability, net of current portion	$243

Rent expense, which is included in general and administrative expense, for both the six months ended June 30, 2023 and 2022 was $63,000.

As of June 30, 2023, the lease liability was $329,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the six months ended June 30, 2023 and 2022 were $67,000 and $65,000, respectively. The weighted-average remaining lease term for the operating lease as of June 30, 2023 is 3.6 years. The discount rate for the operating lease is 7%.

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

(8) Share-based Compensation

For the three and six months ended June 30, 2023 and 2022, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$42	$51	$83	$92
General and administrative	145	121	308	247
Total	$187	$172	$391	$339

Stock option transactions for the six months ended June 30, 2023 under the Company’s stock incentive plans were as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding - December 31, 2022	704,960	$5.62	8.29
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(85,178)	5.80
Options outstanding - June 30, 2023	619,782	$5.60	7.82
Options exercisable - June 30, 2023	367,516	$7.25	7.62
Options vested and expected to vest	619,689	$5.60	7.82

Stock award transactions for the six months ended June 30, 2023 under the Company’s stock incentive plans were as follows:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2022	91,000	$2.21
Granted	—	—
Vested and released	—	—
Forfeited and cancelled	—	—
RSUs outstanding - June 30, 2023	91,000	$2.21

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro our ability to secure sufficient financing to support any clinical trials for Gencaro,the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, our likelihood to enter into an acquisition, merger, business combination or other strategic transaction, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through the end of fiscal year 2024, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, or our ability to maintain listing of our common stock on a national exchange. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including, without limitation in our annual report on Form 10-K for the year ended December 31, 2022, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

We believe our cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operations through the end of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of July 20, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of July 20, 2023 would have been approximately $7.3 million.

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

G&A expenses were $1.7 million for the three months ended June 30, 2023, consistent with $1.7 million for the corresponding period of 2022. G&A expenses were $3.1 million for the six months ended June 30, 2023 compared to $2.8 million for the corresponding period of 2022, an increase of $0.3 million. During the six months ended June 30, 2023, we recorded $159,000 for one-time termination benefits related to the mutually agreed to conclusion of Christopher D. Ozeroff's employment, the former Secretary, Senior Vice President and General Counsel of ARCA, effective March 31, 2023. The increase for the six month period was primarily a result of increases in consulting costs and one-time termination benefits discussed above.

G&A expenses in 2023 are expected to be consistent with those in 2022 as we maintain administrative activities to support our ongoing operations.

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs.

R&D expense for the three months ended June 30, 2023 was $0.3 million compared to $1.5 million for the corresponding period of 2022, a decrease of $1.2 million. R&D expense for the six months ended June 30, 2023 was $0.6 million compared to $3.7 million for the corresponding period of 2022, a decrease of $3.0 million.

Clinical expense decreased approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2023, as compared to the corresponding periods of 2022. Manufacturing process development costs decreased approximately $0.2 million and $1.1 million for the three and six months ended June 30, 2023, as compared to the corresponding periods of 2022. The majority of clinical and manufacturing close out costs related to our rNAPc2 (AB201) international Phase 2b clinical trial were incurred in the first half of 2022, with no comparable costs for the corresponding periods of 2023.

R&D personnel costs decreased approximately $0.5 million and $0.7 million for the three and six months ended June 30, 2023, as compared to the corresponding periods of 2022, due to decreased headcount. In July 2022, we implemented a strategic reduction of our workforce by approximately 67%, or 12 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of our decision to manage our operating costs and expenses. During the year ended December 31, 2022, we recorded total restructuring charges of approximately $755,000, of which $470,000 and $285,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits.

R&D expense in 2023 is expected to be lower than 2022, as we completed our rNAPc2 (AB201) international Phase 2b clinical trial.

Interest and Other Income

Interest and other income was $493,000 and $72,000 in the three months ended June 30, 2023 and 2022, respectively. Interest and other income was $943,000 and $79,000 in the six months ended June 30, 2023 and 2022, respectively. Interest income was higher due to higher interest rates in 2023 compared to the corresponding periods of 2022.

Interest income for the remainder of 2023 is expected to be consistent with the first half of 2023.

Other Expense

Other expense was $2,000 for the three and six months ended June 30, 2022. Based on our current capital structure, other expense for the remainder of 2023 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$40,156	$42,445

As of June 30, 2023, we had total cash and cash equivalents of $40.2 million, as compared to $42.4 million as of December 31, 2022. The net decrease of $2.3 million primarily reflects the cash used in operating activities during the six months ended June 30, 2023.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in:
Operating activities	$(2,289)	$(6,920)
Investing activities	—	(2)
Financing activities	—	—
Net decrease in cash and cash equivalents	$(2,289)	$(6,922)

Net cash used in operating activities for the six months ended June 30, 2023 decreased $4.6 million compared with the same period in 2022. This was primarily due to lower outflows related to changes in operating assets and liabilities and a lower net loss in 2023, as discussed in Results of Operations above.

There were no investing activities in the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2022 was $2,000 for the purchase of property and equipment.

There were no financing activities in the six months ended June 30, 2023 and 2022.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of July 20, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of July 20, 2023 would have been approximately $7.3 million

Our ability to execute our development programs in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

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

We believe our cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operations through the end of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

We believe our cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operations through the end of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial or rNAPc2 clinical trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 31, 2022, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of July 20, 2023, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of July 20, 2023 would have been approximately $7.3 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of July 19, 2023, the closing price of our common stock was $2.06 per share, and the total market value of our listed securities was approximately $29.7 million. As of June 30, 2023, we had stockholders’ equity of $39.2 million.

Our financial statements for the quarter ended June 30, 2023 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended June 30, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operations through the end of fiscal year 2024. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

For example, the development of vaccines for the SARS-CoV-2 virus and the development of other therapies for COVID-19 disease impacted our ability to enroll patients in our rNAPc2 (AB201) Phase 2b clinical trial and such enrollment was slower than expected.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2023, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2023, there were approximately 711,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2023 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: July 21, 2023