Form 10-K
period 2023-12-31
ARCA biopharma, Inc.
filed 2024-02-01
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the most recently completed second fiscal quarter, was $20,914,221 based on the last sale price of the common stock as reported on that day by The Nasdaq Capital Market.

As of January 31, 2024, the Registrant had 14,501,143 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Denver, CO

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro our ability to secure sufficient financing to support any clinical trials for Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, our likelihood to enter into an acquisition, merger, business combination or other strategic transaction, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through the middle of fiscal year 2025, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, or our ability to maintain listing of our common stock on a national exchange. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

In April 2022, the Board of Directors established a Special Committee (Special Committee) and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value (Strategic Review). We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

Our development plan for Gencaro is based on our published analysis of the Phase 2b clinical trial of Gencaro for the prevention of AF in HF patients, known as GENETIC-AF. This analysis showed novel results for Gencaro in patients in the clinical trial with EF’s of 40% and higher. We currently have an agreement with the FDA, known as a Special Protocol Assessment, or SPA, for the requirements of a Gencaro Phase 3 clinical trial, PRECISION-AF, that would support approval of Gencaro if successful. The Phase 3 pivotal clinical trial of Gencaro conducted under an SPA will include secondary endpoints that are intended to capture some of this information, such as a reduction in the need to deploy rhythm control interventions including electrical cardioversion, catheter ablation and use of anti-arrhythmic drugs and avoidance of drug-related complications such as bradycardia. We were issued a United States patent in February 2021 for the use of Gencaro in a patient population identified as part of the clinical trial. We believe this patent will substantially extend the patent protection for our planned development of Gencaro into 2039. We have sought or are seeking similar patent protection in other countries.

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

We believe our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2025. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

Our Strategy

Our mission is to become a leading biopharmaceutical company developing precision targeted cardiovascular therapies to enhance therapeutic response, improve patient outcomes, and reduce healthcare costs. To achieve this goal, we are pursuing the following strategies:

•
Evaluate strategic options. In April 2022, the Board of Directors established a Special Committee (Special Committee) and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value (Strategic Review). We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.
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

We believe our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2025. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of January 31, 2024, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of January 31, 2024 would have been approximately $6.3 million.

Research and Development Expenses

Our research and development expenses were $1.0 million for the year ended December 31, 2023 as compared to $4.7 million for 2022, a decrease of approximately $3.7 million. R&D expense in 2024 is expected to be lower than 2023.

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

We believe that, if Gencaro is approved by the FDA, one of our U.S. patents may be eligible for PTE, which could provide up to 5 years of additional patent life for that patent based on our current clinical trial plans.

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

Human Capital Management

As of December 31, 2023, we had 5 employees, 4 of which are full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We continually monitor employee turnover rates as our success depends upon retaining our highly trained personnel. We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately eleven years and approximately 40% of our employees have been employed by us for more than ten years.

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

In April 2022, the Board of Directors established a Special Committee (Special Committee) and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value (Strategic Review). We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects and impair the value of any such strategic transaction to our stockholders.

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

We believe our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2025. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 31, 2022, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of January 31, 2024, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of January 31, 2024 would have been approximately $6.3 million. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of January 31, 2024, the closing price of our common stock was $1.59 per share, and the total market value of our listed securities was approximately $23.1 million. As of December 31, 2023, we had stockholders’ equity of $37.0 million.

Our audited financial statements for the fiscal year ended December 31, 2023 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our audited financial statements for the fiscal year ended December 31, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2025. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

As of December 31, 2023, we had net operating loss, or NOL, carryforwards of approximately $208.1 million, and approximately $2.4 million of research and development credits that may be used to offset future taxable income. Our net operating loss carryforwards generated prior to 2018 will expire beginning in 2025 if not utilized. Under the Tax Cuts and Jobs Act, U.S. federal NOLs incurred in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, may be limited. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether we have experienced an ownership change in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Our competitive success will depend, in part, on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot be certain that our patents and licenses will successfully preclude others from using our technology. Consequently, we cannot be certain that any of our patents will provide significant market protection or will not be circumvented or challenged and found to be unenforceable or invalid. In some cases, patent applications in the United States and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, in opposition proceedings in a foreign patent office, or in a post-grant challenge proceeding such as an ex parte reexamination or inter partes review at the U.S. Patent and Trademark Office, any of which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that a court of competent jurisdiction would hold any claims in any issued patent to be valid and enforceable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

We own the clinical development program of rNAPc2, including Phase 2b clinical trials. If rNAPc2 is successfully developed, we believe it will have intellectual property protection for a specific use, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the EU, and potentially patent protection in addition to this. However, another competitor could develop a compound with similar biological properties to rNAPc2 that may not be barred by our exclusivity. We have also filed a patent application for rNAPc2 and its use for COVID-19 disease, but there is no assurance that this application will ultimately result in an issued patent.

Regardless of merit, the listing of patents in the FDA Orange Book for Gencaro may be challenged as being improperly listed. We may have to defend against such claims and possible associated antitrust issues. We could also incur substantial costs in seeking to enforce our proprietary rights against infringement.

While the composition of matter patents on the compound that comprises Gencaro have expired, we hold intellectual property concerning the interaction of Gencaro with the polymorphisms of the beta-1 and alpha-2C receptors. We have obtained patents that claim methods involving Gencaro after a patient’s receptor genotype has been determined. We anticipate that any NDA for Gencaro will request a label including a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. We believe that under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label may be considered as inducing infringement, carrying the same liability as direct infringement. If the label with the genotype information for Gencaro is not approved or it is approved after the relevant patents expire, or if generic labels are not required to copy the approved label, competitors could have an easier path to introduce competing products and our business may suffer. The approved label may not contain language covered by these patents, or we may be unsuccessful in enforcing them.

We also have obtained intellectual property related to the use of Gencaro for various cardiovascular indications in the genetic population we plan to study in Phase 3. The approved label may not contain language covered by our patents and it is possible the intellectual property may not preclude others from commercializing a generic version of Gencaro, which could cause our business to suffer. Additionally, the patents may be invalidated and/or or we may be unsuccessful in enforcing them

We may not be able to effectively protect our intellectual property rights in some foreign countries, as our patents are limited by jurisdiction and many countries do not offer the same level of legal protection for intellectual property as the United States.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2023, approximately 14.5 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2023, there were approximately 617,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2023 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Financial Officer and Chief Operating Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Financial Officer and Chief Operating Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Financial Officer and IT consultant provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties

Our headquarters facility consists of approximately 5,200 square feet of office space in Westminster, Colorado, of which approximately 5,200 square feet is leased until March 2024 and includes an option to renew for an additional 36 month term. We believe that this facility is adequate to meet our current needs.

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

Stockholders

As of January 31, 2024, we had approximately 13 stockholders of record of our common stock, and the last sale price reported on The Nasdaq Capital Market for our common stock as of such date was $1.59 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2023, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

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

In April 2022, the Board of Directors established a Special Committee (Special Committee) and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value (Strategic Review). We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

Our development plan for Gencaro is based on our published analysis of the Phase 2b clinical trial of Gencaro for the prevention of AF in HF patients, known as GENETIC-AF. This analysis showed novel results for Gencaro in patients in the clinical trial with EF’s of 40% and higher. We currently have an agreement with the FDA, known as a Special Protocol Assessment, or SPA, for the requirements of a Gencaro Phase 3 clinical trial that would support approval of Gencaro if successful. The Phase 3 pivotal clinical trial of Gencaro conducted under an SPA will include secondary endpoints that are intended to capture some of this information, such as a reduction in the need to deploy rhythm control interventions including electrical cardioversion, catheter ablation and use of anti-arrhythmic drugs and avoidance of drug-related complications such as bradycardia. We were issued a United States patent in February 2021 for the use of Gencaro in a patient population identified as part of the clinical trial. We believe this patent will substantially extend the patent protection for our planned development of Gencaro into 2039. We have sought or are seeking similar patent protection in other countries.

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

We believe our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2025. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

In April 2022, the Board of Directors established a Special Committee (Special Committee) and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value (Strategic Review). We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of January 31, 2024, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of January 31, 2024 would have been approximately $6.3 million.

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

G&A expenses were $6.3 million for the year ended December 31, 2023, compared to $5.8 million for 2022, an increase of approximately $0.4 million. During the year ended December 31, 2023, we recorded $159,000 for one-time termination benefits related to the mutually-agreed to conclusion of Christopher D. Ozeroff's employment, the former Secretary, Senior Vice President and General Counsel of ARCA, effective March 31, 2023. During the year ended December 31, 2022, we recorded total restructuring charges of approximately $755,000, of which $470,000 and $285,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits. The increase in expenses during 2023 was primarily a result of increases in professional fees and fees to the Special Committee in connection with the Strategic Review, offset by lower one-time termination benefits and lower personnel costs from the reductions discussed above.

G&A expenses in 2024 are expected to be consistent with those in 2023 as we maintain administrative activities to support our ongoing operations.

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs.

Our research and development expenses were $1.0 million for the year ended December 31, 2023 as compared to $4.7 million for 2022, a decrease of $3.7 million.

R&D personnel costs decreased approximately $1.2 million for the year ended December 31, 2023, as compared to the corresponding periods of 2022, due to one-time termination benefits incurred in 2022 and decreased headcount from the July 2022 personnel reduction discussed above.

Clinical expense decreased approximately $1.0 million for the year ended December 31, 2023, as compared to the corresponding period of 2022. Manufacturing process development costs decreased approximately $1.1 million for the year ended December 31, 2023, as compared to the corresponding period of 2022. The majority of clinical and manufacturing close out costs related to our rNAPc2 (AB201) international Phase 2b clinical trial were incurred in the first half of 2022, with no comparable costs for the corresponding periods of 2023.

R&D expense in 2024 is expected to be lower than 2023, as we completed our rNAPc2 (AB201) international Phase 2b clinical trial.

Interest and Other Income

Interest and other income was $2.0 million of interest income for the year ended December 31, 2023 as compared to $0.7 million for 2022, resulting in an increase of $1.3 million. Interest income was higher due to higher interest rates in 2023 compared to the corresponding periods of 2022. We expect interest income in 2024 to be lower than 2023, as we continue to use our cash and cash equivalents to fund our operations, assuming interest rates remain consistent with 2023.

Other Expense

There was no other expense for the year ended December 31, 2023. Other expense was $5,000 for the year ended December 31, 2022. The amounts were nominal to our overall operations. Based on our current capital structure, other expense is expected to be negligible in 2024.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$37,431	$42,445

As of December 31, 2023, we had total cash and cash equivalents of approximately $37.4 million, as compared to $42.4 million as of December 31, 2022. The net decrease of $5.0 million during the year primarily reflects cash used in operating activities during the year ended December 31, 2023.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,014)	$(10,912)
Investing activities	—	(2)
Financing activities	—	—
Net increase in cash and cash equivalents	$(5,014)	$(10,914)

Net cash used in operating activities for the year ended December 31, 2023 decreased approximately $5.9 million compared with 2022. This was primarily due to lower outflows related to changes in operating assets and liabilities and a lower net loss in 2022, as discussed in Results of Operations above.

There were no investing activities in the year ended December 31, 2023. Net cash used in investing activities for the year ended December 31, 2022 was $2,000 for the purchase of property and equipment.

There were no financing activities in the years ended December 31, 2023 or 2022.

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

In April 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). As of January 31, 2024, the amount available for the offering under the prospectus supplement is subject to the limitation of not selling a total value amount of shares exceeding more than one-third of our public float in any 12-month period, which as of January 31, 2024 would have been approximately $6.3 million.

Our ability to execute our development programs in accordance with our projected timeline depends on a number of factors, including, but not limited to, the following:

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

We believe our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations through the middle of fiscal year 2025. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

In April 2022, the Board of Directors established a Special Committee (Special Committee) and, in May 2022, retained Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate strategic options, including transactions involving a merger, sale of all or part of our assets, or other alternatives with the goal of maximizing stockholder value (Strategic Review). We and Ladenburg have reviewed several potential strategic transactions and continue to evaluate further potential development of our existing assets, in order to maximize stockholder value. We do not have a defined timeline for the strategic review process and the review may not result in any specific action or transaction.

Contractual Obligation and Commitments

In December 2022, the Board of Directors approved retention bonuses for certain employees, subject to continued employment with us through the earlier of a change in control of our company or certain clinical development decisions totaling $265,000. In November 2023, the retention bonuses were amended to increase the aggregate amount of the retention bonus by 50% and in order to assist with tax obligations associated with the vesting of certain Company restricted stock unit awards in December 2023, a total of $86,000 was paid in December 2023. As of December 31, 2023, the unpaid retention bonuses totaled $311,000, none of which was accrued as of December 31, 2023, since there had not been a change in control or clinical development decision.

On August 29, 2020 the Company entered into a lease agreement for approximately 5,200 square feet of office facilities in Westminster, Colorado which serves as the Company’s primary business office effective October 1, 2020 (October 2020 Lease). The lease term is 42 months beginning October 1, 2020 and includes an option to renew for an additional 36 month term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. The amounts recorded assume the Company will exercise its renewal option. In June 2021, the Company entered into a sublease agreement for approximately 3,000 square feet of additional office facilities in the Company’s primary business office (2021 Lease). The sublease term expired in October 2023. The leases include real estate taxes and insurance, which is not a lease component and is not included in the lease obligation. In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation. Rent expense, which is included in general and administrative expense, under these leases for the years ended December 31, 2023 and 2022 was $119,000 and $125,000, respectively.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within Item 8 in this report, we believe the following critical accounting policy affected our most significant judgments, assumptions, and estimates used in the preparation of our financial statements and, therefore, is important in understanding our financial condition and results of operations. We had no significant outsourcing expense activity in 2023 or 2022.

Accrued Outsourcing Expenses

As part of the process of preparing our financial statements, we may be required to estimate accrued outsourcing expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred for these services as of the balance sheet date. Examples of estimated accrued outsourcing expenses include contract service fees, such as fees payable to contract manufacturers in connection with the production of materials related to our drug product, and service fees from clinical research organizations. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ARCA biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2023 and December 31, 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boulder, Colorado

February 1, 2024

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2023	2022
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37,431	$42,445
Other current assets	161	254
Total current assets	37,592	42,699
Right-of-use asset - operating	247	343
Property and equipment, net	10	25
Other assets	12	18
Total assets	$37,861	$43,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362	$334
Accrued compensation and employee benefits	100	173
Accrued expenses and other liabilities (related party - $0 and $216 at December 31, 2023 and 2022, respectively)	175	625
Total current liabilities	637	1,132
Operating lease liability, net of current portion	204	280
Total liabilities	841	1,412
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2023 and 2022; 14,501,143 and 14,410,143 shares issued and outstanding at December 31, 2023 and 2022, respectively	14	14
Additional paid-in capital	225,747	225,061
Accumulated deficit	(188,741)	(183,402)
Total stockholders’ equity	37,020	41,673
Total liabilities and stockholders’ equity	$37,861	$43,085

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
	(in thousands, except share and per share amounts)
Costs and expenses:
General and administrative	$6,283	$5,847
Research and development (related party - $(91) and $432 as of the years ended December 31, 2023 and 2022, respectively)	1,013	4,749
Total costs and expenses	7,296	10,596
Loss from operations	(7,296)	(10,596)

Interest and other income	1,957	675
Other loss	—	(5)
Net loss	$(5,339)	$(9,926)

Net loss per share:
Basic and diluted	$(0.37)	$(0.69)
Weighted average shares outstanding:
Basic and diluted	14,415,877	14,410,143

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2021	14,410,143	$14	$224,505	$(173,476)	$51,043
Share-based compensation	—	—	556	—	556
Net loss	—	—	—	(9,926)	(9,926)
Balance, December 31, 2022	14,410,143	14	225,061	(183,402)	41,673
Issuance of common stock upon vesting of Restricted Stock Units	91,000	—	—	—	—
Share-based compensation	—	—	686	—	686
Net loss	—	—	—	(5,339)	(5,339)
Balance, December 31, 2023	14,501,143	$14	$225,747	$(188,741)	$37,020

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,339)	$(9,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	20
Amortization of right-of-use asset - operating	96	94
Share-based compensation	686	556
Loss from disposal of property and equipment	—	5
Change in operating assets and liabilities:
Other current assets	93	808
Other assets	6	—
Accounts payable	28	(783)
Accrued compensation and employee benefits	(73)	(752)
Accrued expenses and other liabilities	(526)	(934)
Net cash used in operating activities	(5,014)	(10,912)
Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Net cash used in investing activities	—	(2)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(5,014)	(10,914)
Cash and cash equivalents, beginning of year	42,445	53,359
Cash and cash equivalents, end of year	$37,431	$42,445
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—

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

The Company believes that its current cash and cash equivalents as of December 31, 2023 will be sufficient to fund its operations through the middle of fiscal year 2025. The Company's review of its strategic options may impact this projection. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the years ended December 31, 2023 and 2022.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s December 31, 2023 and 2022 balance sheets.

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

Costs, if any, related to clinical trial and drug manufacturing activities are based upon estimates of the services received and related expenses incurred by contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and could be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through communications with the vendors, including detailed invoices and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Certain significant vendors may also provide an estimate of costs incurred but not invoiced on a periodic basis. Expenses related to the CROs and clinical studies, as well as contract drug manufacturers, are primarily based on progress made against specified milestones or targets in each period.

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

(2) Net Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include stock options and restricted stock units.

Because the Company reported a net loss for the years ended December 31, 2023 and 2022, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2023	2022
Potentially dilutive securities, excluded:
Outstanding stock options	616,707	704,960
Unvested restricted stock units	—	91,000
	616,707	795,960

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

As of December 31, 2023 and 2022, the Company had $37.4 million and $42.4 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers between any fair value hierarchy levels in 2023 or 2022.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities. As of December 31, 2023 and 2022, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2023	December 31, 2022
Computer equipment	3 years	$39	$39
Lab equipment	5 years	130	130
Furniture and fixtures	5 years	37	44
Computer software	3 years	16	16
		222	229
Accumulated depreciation and amortization		(212)	(204)
Property and equipment, net		$10	$25

For the years ended December 31, 2023 and 2022, depreciation and amortization expense was $15,000 and $20,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2023 and 2022 was $(91,000) and $432,000, respectively. In December 2023, the Company made a payment of $125,000 for the grant period July 2022 through December 2023 under these arrangements.

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

In December 2022, the Company's Board of Directors approved retention bonuses for certain employees, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions totaling $265,000. In November 2023, the retention bonuses were amended to increase the aggregate amount of the retention bonus by 50% and in order to assist with tax obligations associated with the vesting of certain Company restricted stock unit awards in December 2023, a total of $86,000 was paid in December 2023. As of December 31, 2023, the unpaid retention bonuses totaled $311,000, none of which was accrued as of December 31, 2023, since there had not been a change in control or clinical development decision.

The Company and Christopher D. Ozeroff, the Secretary, Senior Vice President and General Counsel of ARCA mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Pursuant to Mr. Ozeroff's existing employment agreement, as previously amended, ARCA will provide Mr. Ozeroff severance benefits pursuant to the terms of his existing employment agreement with the Company, as previously amended. The severance benefits include severance payments and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible). During the year ended December 31, 2023, the Company recorded an expense of $159,000 for these severance benefits, none of which remains unpaid.

In 2022, the Company implemented a strategic reduction of the workforce by approximately 67%, or 12 employees. Personnel reductions were primarily focused in research and development and general and administrative functions. The restructuring was a result of the Company’s decision to manage operating costs and expenses. During the year ended December 31, 2022, the Company recorded total restructuring charges of approximately $755,000, of which $470,000 and $285,000 were recognized in research and development and general and administrative expenses, respectively, in connection with the restructuring, all in the form of one-time termination benefits, none of which remains unpaid.

Operating Lease

On August 29, 2020 the Company entered into a lease agreement for approximately 5,200 square feet of office facilities in Westminster, Colorado which serves as the Company’s primary business office effective October 1, 2020 (October 2020 Lease). The lease term is 42 months beginning October 1, 2020 and includes an option to renew for an additional 36 month term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. The amounts recorded assume the Company will exercise its renewal option. In June 2021, the Company entered into a sublease agreement for approximately 3,000 square feet of additional office facilities in the Company’s primary business office (2021 Lease). The sublease term was 29 months and terminated in October 2023. The leases include real estate taxes and insurance, which is not a lease component and is not included in the lease obligation. In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation.

Future minimum commitments due under the October 2020 Lease agreement as of December 31, 2023 are as follows (in thousands):

2024	$93
2025	96
2026	100
2027	25
Total remaining lease payments	314
Less: imputed lease interest	(34)
Less: Current portion	(76)
Operating lease liability, net of current portion	$204

Rent expense, which is included in general and administrative expense, under these leases for the years ended December 31, 2023 and 2022 was $119,000 and $125,000, respectively.

As of December 31, 2023, the lease liability was $280,000 and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the years ended December 31, 2023 and 2022 were $127,000 and $131,000, respectively. The weighted-average remaining lease term for the operating lease as of December 31, 2023 is 3.2 years. The weighted-average discount rate for the operating lease is 7%.

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

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2023, options to purchase 601,900 shares with a weighted average exercise price of $3.45 per share were outstanding under the Equity Plan, and 459,718 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under the 2013 Plan, effective December 10, 2020. As of December 31, 2023, options to purchase 14,807 shares with a weighted average exercise price of $57.73 per share were outstanding under the 2013 plan.

The Company did not grant options in 2023. The Company granted options to purchase an aggregate of 60,000 shares of common stock in the year ended December 31, 2022. The fair values of employee stock options granted in the year ended December 31, 2022 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

Year Ended December 31,
2022
Expected term	5.5 years
Expected volatility	107%
Risk-free interest rate	3.56%
Expected dividend yield	0%
Weighted-average grant date fair value per share	$1.87

A summary of ARCA’s stock option activities for the years ended December 31, 2023 and 2022, and related information as of December 31, 2023, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2021	904,123	$5.59
Granted	60,000	2.31
Exercised	—	—
Forfeited and cancelled	(259,163)	4.74
Options outstanding - December 31, 2022	704,960	$5.62	8.29	$18
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(88,253)	11.68
Options outstanding - December 31, 2023	616,707	$4.76	7.35	$—
Options exercisable - December 31, 2023	463,068	$5.28	7.29	$—
Options vested and expected to vest - December 31, 2023	616,661	$4.76	7.35	$—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date. As of December 31, 2023, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $367,000 which is expected to be recognized over a weighted average period of 1.1 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

Restricted Stock Units

The Company granted restricted stock units (RSUs) under the Equity Plan to employees during 2022. The fair value of RSU awards is the closing price of the Company's common stock on the date of the grant and is recognized as compensation expense on a straight-line basis over the respective vesting period. The stock awards granted had a requisite service period of one year.

A summary of RSU activity for the year ended December 31, 2023 is presented below:

Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2021	—	$—
Granted	91,000	2.21
Vested and released	—	—
Forfeited and cancelled	—	—
RSUs outstanding - December 31, 2022	91,000	$2.21
Granted	—	—
Vested and released	(91,000)	2.21
Forfeited and cancelled	—	—
RSUs outstanding - December 31, 2023	—	$—

As of December 31, 2023, there was no unrecognized compensation cost related to unvested stock awards.

Non-cash Stock-based Compensation

For the years ended December 31, 2023 and 2022, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2023	2022
General and administrative	$526	$423
Research and development	160	133
Total	$686	$556

ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $56,000 and $96,000 for the years ended December 31, 2023 and 2022, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. As of December 31, 2023, the Company has net operating loss carryforwards of approximately $208.1 million, and approximately $2.4 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards through December 31, 2017 will expire beginning 2025 through 2037. The net operating loss carryforwards beginning in 2018, have no expiration. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax assets and liabilities of approximately $55.5 million at December 31, 2023, reflecting an increase of approximately $1.2 million from December 31, 2022. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2023, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit attributable to the Company’s loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for 2023 and 2022, as a result of the following (in thousands):

	Years ended December 31,
	2023	2022
U.S. federal income tax benefit at statutory rates	$(1,121)	$(2,085)
State income tax benefit, net of federal benefit	(192)	(357)
Research and experimentation credits	—	—
Deferred tax asset adjustment	47	2
Other	107	186
Change in valuation allowance	1,159	2,254
Income tax benefit	$—	$—

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

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$51,190	$50,008
Charitable contribution carryforwards	371	393
Research and experimentation credits	2,420	2,420
Capitalized research and development costs	951	979
Capitalized intangibles	354	356
Stock-based compensation	232	205
Accrued compensation	7	6
Lease liabilities	69	94
Total deferred tax assets	55,594	54,461
Valuation allowance	(55,531)	(54,372)
Deferred tax assets, net of valuation allowance	63	89
Deferred tax liabilities:
Right-of-use asset	(61)	(84)
Depreciation and amortization	(2)	(5)
Net deferred tax liability	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2023 and 2022, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2023 and 2022.

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

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2023 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K .

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees as of January 22, 2024 are as follows:

Name	Age	Position
Dr. Michael R. Bristow	79	President and Chief Executive Officer and Class II Director (5)
Thomas A. Keuer	65	Chief Operating Officer
C. Jeffrey Dekker	59	Chief Financial Officer
Dr. Linda Grais (1) (2)* (4)	67	Class I Director (5)
Dr. Raymond L. Woosley (2) (3)*	81	Class III Director (5)
Mr. Robert E. Conway (1)* (2) (4)	69	Class II Director (5)
Mr. Dan J. Mitchell (1) (3)	66	Class III Director (5)
Dr. Anders Hove (3) (4)	58	Class I Director (5)
Mr. Jacob Ma-Weaver (4)	36	Class III Director (5)
Mr. James Flynn	43	Class I Director (5)

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
(4)
Member of the Special Committee of the Board of Directors
(5)
See “Election of Board of Directors” below for discussion of Class I – III Director service terms.

Michael R. Bristow, M.D., Ph.D. Dr. Bristow was one of the founders of ARCA in September 2004, and has served as a Director since that time. Dr. Bristow has also served as the Company’s President and Chief Executive Officer since July 2009. Previously, Dr. Bristow served as the President and Chief Executive Officer of the Company from September 2004 to November 2006, and as the Company’s Chief Science and Medical Officer from November 2006 to July 2009. Dr. Bristow is a Professor of Medicine and the former Head of Cardiology at the University of Colorado Health Sciences Center, where he has been since October 1991. Dr. Bristow was one of the founders of Myogen, Inc. and served as Myogen’s Chief Science and Medical Officer from October 1996 to February 2006 and as a Scientific Advisor to Myogen from February 2006 until the acquisition of Myogen by Gilead Sciences, Inc. in November 2006. Dr. Bristow holds a M.D. and Ph.D. from the University of Illinois. We believe Dr. Bristow is an appropriate member of the Company’s Board of Directors given his extensive experience and expertise as a cardiologist, medical researcher and drug developer in the field of cardiovascular medicine, and heart failure specifically, and his experience as a founder and manager of a cardiovascular-focused, public pharmaceutical company. Dr. Bristow also has extensive experience with, and knowledge of, ARCA’s business, as the founder and former Chief Science and Medical Officer of the Company, and the current President and Chief Executive Officer of ARCA, and as a member of the Board of Directors of ARCA since the founding of the Company.

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

C. Jeffrey Dekker. Mr. Dekker has served as the Company’s Chief Financial Officer and Treasurer since May 2021 and the Company's Secretary since April 2023. Prior to joining the Company, Mr. Dekker served in multiple roles of increasing responsibility at GlobeImmune, Inc. from 2006 to 2021, including President, Vice President of Finance, and Senior Director, Finance and Controller. Before joining GlobeImmune, Mr. Dekker held leadership positions in finance and accounting at private software companies since 1993, including posts ranging from Corporate Controller to Vice President at Webroot Software Inc., Requisite Technology Inc. and NxTrend Technology Inc. Earlier in his career, Mr. Dekker worked at ITT Rayonier Port Angeles Pulp Division and at KPMG in Los Angeles. He earned a B.S. in accounting from Utah State University and is a certified public accountant.

Linda Grais, M.D. Dr. Grais has served as a member of the Board of Directors since May 2007. Dr. Grais was a director of Ocera Therapeutics, Inc., a public biopharmaceutical company, since January 2008 and became President and Chief Executive Officer of Ocera in June 2012, and served in that role until Ocera’s acquisition by Mallinckrodt Pharmaceuticals in December 2017. Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm from May 2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, magna cum laude, and Phi Beta Kappa, an M.D. from Yale Medical School and a J.D. from Stanford Law School. Since September 2015, Dr. Grais served on the board of PRA Health Sciences, which was acquired by ICON plc in 2021, a public contract research organization, and currently serves on the board of ICON plc. Dr. Grais also joined the board of Corvus Pharmaceuticals., a publicly traded pharmaceutical company, in January 2019, and joined the board of Collective Health, a private healthcare services company, in March 2023. We believe Dr. Grais is an appropriate member of the Board of Directors because of her diverse training and experience as both a medical doctor and a lawyer, her experience as a founder and senior executive of a pharmaceutical company, and her experience as an investor in new life sciences companies. She also has extensive experience with and knowledge of the Company's business from her service on the Board of Directors of the Company since 2007.

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

Robert E. Conway Mr. Conway was appointed to the Board of Directors in September 2013, and has served as the Chairman of our Board of Directors since 2014. Mr. Conway served as the Chief Executive Officer and member of the board of directors of Array Biopharma, a publicly traded biopharmaceutical company, from 1999 to 2012. Prior to joining Array, Mr. Conway was the Chief Operating Officer and Executive Vice President of Hill Top Research, Inc., from 1996 to 1999. From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. including Corporate Vice President and General Manager of Corning Hazleton, Inc., a contract research organization. From 2004 to 2013, he served on the board of directors of PRA International, Inc., which was a public company for a portion of his tenure there, from 2012 to the present, he has served on the board of directors of eResearch Technology, Inc., a private company, and from 2015 to July 2017, Advarra, Inc. from 2019 to August 2022, and he has served on the board of directors of Nivalis Therapeutics, Inc. a public, clinical stage pharmaceutical company. In July 2017, Nivalis Therapeutics, Inc. combined with Alpine Immune Sciences, Inc., a public, clinical stage pharmaceutical company, and Mr. Conway continues to serve on the board of directors following such combination. In addition, Mr. Conway is a member of the Strategic Advisory Committee of Genstar Capital, LLC and is a member of the board of directors of Signant Health. In April 2023, Mr. Conway became Executive Chairman and member of the board of directors of ClinOne, Inc. Mr. Conway received a B.S. in accounting from Marquette University in 1976. We believe Mr. Conway is an appropriate member of the Board of Directors given his experience and expertise in the pharmaceutical industry, in pharmaceutical development and clinical trials, and in corporate finance, governance, accounting and public company compliance.

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

Anders Hove, M.D. Dr. Hove has served as a member of the Board of Directors since February 2017. Dr. Hove is the manager of Acorn Bioventures, a partnership focusing on long-term investments in biotech, specialty pharma and medical device companies. Before Dr. Hove was a general partner of Venrock Associates, a venture capital firm, which he joined in 2004 and remained at through 2016. In 2008, Dr. Hove was a founder of Venrock Healthcare Capital Partners, Venrock’s public funds focused on small capitalization biotech companies and late-stage private companies. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech, an investment firm, and from 2002 to 2003 he also served as Chief Executive Officer of Bellevue Asset Management, an investment company. Dr. Hove previously held senior level positions in the medical, clinical and business operations of the pharmaceuticals division of Ciba-Geigy and Novartis. Mr. Hove was a member of the boards of directors of Anacor Pharmaceuticals, a publicly traded pharmaceutical company, from 2005 until its acquisition by Pfizer in June 2016, and Edge Therapeutics, a publicly traded biotechnology company, from 2015 to 2016. In addition, Dr. Hove is a member of the board of directors of MC2 Therapeutics. He received a M.Sc. in Biotechnology Engineering from the Technical University of Denmark, an M.D. from the University of Copenhagen and an M.B.A. from INSEAD (the Institut Européen d'Administration des Affaires). We believe Dr. Hove is an appropriate member of the Board of Directors, given his extensive training and experience as a medical doctor and masters of business administration, an executive in the pharmaceutical industry, and as an investor in biotechnology companies.

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

James Flynn Mr. Flynn has served as a member of the Board of Directors since December 2022. Mr. Flynn is currently a Managing Member and Portfolio Manager of Nerium Capital LLC, an investment adviser he founded in 2021. Mr. Flynn has served as a board member for Axiom Health (a provider of software and big-data solutions to the healthcare industry) since 2022, a board member for MEI Pharma, Inc (a pharmaceutical company committed to the development of novel and differentiated cancer therapies) since 2023, and joined the board of RiceBran Technologies (an innovative specialty ingredients company) in January 2024. From 2017 to 2018, Mr. Flynn worked as a therapeutics analyst at Aptigon Capital (a Citadel Company), an investment firm. Prior to that, from 2003 to 2017, Mr. Flynn served in various roles at Amici Capital, LLC, an investment firm, including healthcare portfolio manager (2008 to 2017). From 2002 to 2003, Mr. Flynn worked in the credit research/high yield group at Putnam Investments, an investment firm. Mr. Flynn earned a S.B. degree in Management Science with a concentration in Finance and a minor in Economic Science from the Massachusetts Institute of Technology (MIT). Mr. Flynn is a Chartered Financial Analyst (CFA) charterholder. We believe Mr. Flynn is an appropriate member of the Board of Directors because of his experience as an investor in life sciences companies, an analyst for investment firms and his academic background.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Election of Board of Directors

Directors are elected by a plurality of the votes of the holders of shares present in person or represented by proxy and entitled to vote on the election of directors at our annual stockholders’ meetings. The Company’s Amended and Restated Certificate of Incorporation, as amended, provides that the Board of Directors is divided into three classes to provide for staggered terms and that each director will serve for a term of three years or less, depending on the class to which the Board of Directors has assigned a director not previously elected by the stockholders. There are currently three Class III directors whose terms expire at the annual stockholders’ meeting in 2024, three Class I directors whose terms expire at the annual stockholders’ meeting in 2025 and two Class II directors whose terms expire at the annual meeting in 2026. The three Class III directors, Dr. Raymond Woosley and Mr. Dan Mitchell and Mr. Jacob Ma-Weaver, are currently scheduled for re-election to the Board of Directors at the 2024 annual stockholders’ meeting, for a three-year term ending on the date of the annual meeting in 2027 or until their successors are duly elected and qualified or appointed.

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of its securities by its directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

Audit Committee

The Audit Committee of the Board of Directors, or the Audit Committee, was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. As of December 31, 2023, the Audit Committee was composed of three directors: Mr. Conway (chair), Mr. Mitchell and Dr. Grais. The Audit Committee met six times during the fiscal year. The Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.arcabio.com.

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

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2023, with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Mr. Robert Conway

Mr. Dan Mitchell

Dr. Linda Grais

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
•
Thomas A. Keuer, Chief Operating Officer, $340,000 base salary and target bonus of 40% of base salary; and
•
Christopher D. Ozeroff, former Secretary, Senior Vice President and General Counsel, $304,000 base salary and target bonus of 35% of base salary.

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

The Compensation Committee also considers the results of any “say-on-pay” vote of the Company’s stockholders with regard to the compensation of the Company’s executive officers when making compensation decisions. At the 2023 annual meeting of stockholders, the Company’s stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as described in the proxy statement for such annual meeting, with over 81% of stockholder votes cast in favor of our “say‑on‑pay” resolution. The Compensation Committee believes that this advisory vote supports that the Company’s current compensation practices are aligned with the best interests of stockholders and anticipates taking into account the results of the advisory vote, and any future advisory votes, when making compensation decisions in the future.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, or the Nominating and Corporate Governance Committee, is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding compensation for service on the Board of Directors and the committees thereof, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, assessing the performance of the Board of Directors and developing a set of corporate governance principles for the Company. The Nominating and Corporate Governance Committee is composed of three directors: Dr. Hove, Mr. Mitchell and Dr. Woosley (chair). All members of the Nominating and Corporate Governance Committee in 2023 were independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met once during the 2023 fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

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

In 2023, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

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

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2023 and December 31, 2022, compensation awarded to, paid to, or earned by the Company’s principal executive officer and its two most highly compensated executive officers as of December 31, 2023, collectively, the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Stock Awards ($)(2)	Non-Equity Incentive Plan Awards ($)	All Other Compensation ($)(3)	Total ($)
Michael R. Bristow	2023	345,000	—	—	—	13,800	358,800
President and Chief Executive Officer
	2022	345,000	—	—	—	13,800	358,800
Thomas A. Keuer	2023	340,000	—	—	—	60,802	400,802
Chief Operating Officer
	2022	340,000	—	88,400	—	20,593	448,993
C. Jeffrey Dekker	2023	270,000	—	—	—	53,072	323,072
Chief Financial Officer
	2022	270,000	—	88,400	—	16,493	374,893
Christopher D. Ozeroff (4)	2023	81,846	—	—	—	163,134	244,980
Secretary, Senior Vice President and General Counsel
	2022	304,000	—	—	—	12,429	316,429

(1)
The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year. Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Company’s Board of Directors.
(2)
The amounts reported under “Option Awards” and "Stock Awards" in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The vesting schedule for options included in the above table are included in the table of “Outstanding Equity Awards at Fiscal Year End” below. The value of stock option and restricted stock unit awards was estimated using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option grants and restricted stock units may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2023.
(3)
Represents retention bonus and severance payments, 401(k) Company match, Health Savings Account contributions by the Company, group term life premiums and cell phone reimbursements.
(4)
Mr. Ozeroff and the Company mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023.

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

On December 8, 2022, the Compensation Committee approved a retention bonus of $100,000 for Mr. Keuer, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions. On November 29, 2023, the Compensation Committee approved the amendment of certain retention bonus letters between the Company and Thomas A. Keuer to (i) increase the aggregate amount of the retention bonus by 50%, to $150,000, and (ii) in order to assist with tax obligations associated with the vesting of certain ARCA restricted stock unit awards, provided that $35,000 of Mr. Keuer’s retention bonus was paid on December 8, 2023. The remaining portion of the retention bonus with respect to Mr. Keuer, consisting of $115,000, will become payable consistent with the original terms of the retention bonus letter.

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

C. Jeffrey Dekker. Mr. Dekker serves as the Company’s Chief Financial Officer under an Employment Agreement that was effective as of May 10, 2021. Mr. Dekker has served as the Company's Secretary since April 2023.

Under his employment agreement, Mr. Dekker is entitled to receive an annual base salary of $270,000, subject to annual increases if approved by the Company’s Board of Directors or Compensation Committee and is eligible to receive an annual target bonus of 35% of his base salary as determined by the Board of Directors or Compensation Committee in its sole discretion.

On December 8, 2022, the Compensation Committee approved a retention bonus of $100,000 for Mr. Dekker, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions. On November 29, 2023, the Compensation Committee approved the amendment of certain retention bonus letters between the Company and Mr. Dekker to (i) increase the aggregate amount of the retention bonus by 50%, to $150,000, and (ii) in order to assist with tax obligations associated with the vesting of certain ARCA restricted stock unit awards, provided that $35,000 of Mr. Dekker’s retention bonus was paid on December 8, 2023. The remaining portion of the retention bonus with respect to Mr. Dekker, consisting of $115,000, will become payable consistent with the original terms of the retention bonus letter.

If the Company terminates Mr. Dekker’s employment without “cause,” or if Mr. Dekker terminates his employment with “good reason” (as these terms are defined in his employment agreement), the Company has agreed to pay Mr. Dekker a severance payment equivalent to (i) (a) 12 months of his base salary, if such termination occurs on the same day as or within 13 months after a change of control of the Company, or (b) six months of his base salary if such termination does not occur on the same day as or within 13 months after a change of control of the Company, (ii) a pro rata portion of any bonus compensation under any employee bonus plan that has been approved by the Board of Directors payable to him for the fiscal year in which his employment terminated to be paid at the same time that such incentive bonus would have been paid had the termination not occurred, and (iii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for (x) 12 months, if such termination occurs on the same day as or within 13 months after a change of control of the Company, or (y) six months if such termination does not occur on the same day as or within 13 months after a change of control of the Company, whether he elects or is eligible to receive COBRA (provided, in either event, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible). In addition, ARCA may elect in its sole discretion, to pay additional severance equal to up to 12 months of base salary, which additional payment would extend the covenants and obligations under Mr. Dekker’s Employee Intellectual Property, Confidentiality and Non-Compete Agreement for such additional period. The severance payment is conditioned on the execution by Mr. Dekker of a legal release in a form acceptable to the Company. A termination for “cause” includes Mr. Dekker’s willful misconduct, gross negligence, theft, fraud, or other illegal or dishonest conduct, any of which are considered to be materially harmful to the Company; refusal, unwillingness, failure, or inability to perform his material job duties or habitual absenteeism; or violation of fiduciary duty, violation of any duty of loyalty, or material breach of any material term of his employment agreement or his Employee Intellectual Property, Confidentiality and Non-Compete Agreement, or any other agreement, with the Company. “Good reason” includes a relocation by us of Mr. Dekker’s normal work location greater than 30 miles; a decrease in current base salary by more than 15%, with certain exceptions; and the Company’s unilateral decision to significantly and detrimentally reduce Mr. Dekker’s job responsibilities.

Christopher D. Ozeroff. Mr. Ozeroff served as the Company’s Senior Vice President and General Counsel under an Employment and Retention Agreement dated as of June 12, 2008, as amended until March 31, 2023.

Under his employment agreement, Mr. Ozeroff was entitled to receive an annual base salary of $259,000, subject to annual increases if approved by the Company’s Board of Directors or Compensation Committee and is eligible to receive an annual bonus as determined by the Board of Directors or Compensation Committee in its sole discretion.

On January 29, 2021, the Compensation Committee approved a cash bonus of $84,000 for Mr. Ozeroff. The cash bonus was earned under the 2020 Bonus Plan for services rendered in 2020. See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2020 Bonus Plan.

The Company and Mr. Ozeroff have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023.

Upon the conclusion of Mr. Ozeroff’s employment without “cause” (as defined in his employment agreement, as previously amended, with the Company) the Company provided severance benefits pursuant to the terms of his employment agreement. The severance benefits included six months of his base salary and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 6 months, all of which have been paid. The severance benefits were conditioned on the execution by Mr. Ozeroff of a legal release of claims.

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

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

A description of the equity incentive plans we maintain is set forth in Note 8 to the Company’s financial statements included in this Annual Report on Form 10-K.

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options	Options	Price	Expiration
	(#) Exercisable	(#) Unexercisable	($)	Date
Michael R. Bristow, President and Chief Executive Officer	408	—	245.70	2/26/2024
	205	—	84.42	2/11/2025
	1,511	—	59.40	6/8/2026
	2,333	—	45.00	2/15/2027
	142,500	47,500 (1)(4)	4.27	12/21/2030
	63,334	31,666 (2)(4)	2.29	12/14/2031
Thomas A. Keuer, Chief Operating Officer	83	—	245.70	2/26/2024
	108	—	84.42	2/11/2025
	866	—	59.40	6/8/2026
	1,400	—	45.00	2/15/2027
	52,500	17,500 (1)(4)	4.27	12/21/2030
	23,334	11,666 (2)(4)	2.29	12/14/2031
C. Jeffrey Dekker, Secretary, Chief Financial Officer	35,521	19,479 (3)(4)	3.06	5/10/2031
	11,800	5,900 (2)(4)	2.29	12/14/2031

(1) Options vest in 48 monthly installments measured from December 21, 2020.
(2) Options vest in 36 monthly installments measured from December 14, 2021.
(3) Options vested 25% after one year, then in 36 monthly installments measured from May 10, 2021.

(4) In the event of a change in control of the Company, 50% of the unvested shares subject to this award shall become fully and immediately vested upon the closing date of such change in control, provided, however, that on the earlier of (i) the one-year anniversary of the closing date or (ii) involuntary termination, any options that remain unvested on such earlier date shall become fully and immediately vested.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($) (1)	(#)	($) (2)
Thomas A. Keuer, Chief Operating Officer	—	—	40,000	72,400
C. Jeffrey Dekker, Chief Financial Officer	—	—	40,000	72,400

(1) The value realized on exercise of the options equals the difference between the market price of the underlying stock at exercise and the exercise price of the options, multiplied by the number of shares acquired on exercise.

(2) The value realized on vesting of restricted stock units equals the market value of the Company's Common Stock on the vesting date, multiplied by the number of shares that vested.

Director Compensation

The following table shows for the fiscal year ended December 31, 2023, certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Linda Grais, M.D. (3)	162,500	—	—	—	162,500
Raymond L. Woosley, M.D. (4)	55,000	—	—	—	55,000
Robert E. Conway (5)	195,000	—	—	—	195,000
Dan J. Mitchell (6)	52,500	—	—	—	52,500
Anders Hove (7)	150,000	—	—	—	150,000
Jacob Ma-Weaver (8)	130,000	—	—	—	130,000
James Flynn (9)	40,000	—	—	—	40,000

(1)
Dr. Bristow, our President and Chief Executive Officer, was also a director during the year ended December 31, 2023, but did not receive any additional compensation for his service as a director. Dr. Bristow’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”
(2)
The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The value of stock option awards was estimated using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option grants may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2023.
(3)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2023, for Dr. Grais was 19,458, all of which were fully vested. Includes $52,500 for Special Committee compensation for 2022 approved and paid in 2023, as discussed below and $52,500 for 2023 to be paid in 2024.
(4)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2023, for Dr. Woosley was 19,458, all of which were fully vested.
(5)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2023, for Mr. Conway, Chairman of the Board of Directors, was 19,458, all of which were fully vested. Includes $52,500 for Special Committee compensation for 2022 approved and paid in 2023, as discussed below and $52,500 for 2023 to be paid in 2024.
(6)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2023, for Mr. Mitchell was 19,577, all of which were fully vested.
(7)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2023, for Dr. Hove was 18,999, all of which were fully vested. Includes $52,500 for Special Committee compensation for 2022 approved and paid in 2023, as discussed below and $52,500 for 2023 to be paid in 2024.
(8)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2023, for Mr. Ma-Weaver was 18,000, of which 12,000 shares were fully vested. Includes $37,500 for Special Committee compensation for 2022 approved and paid in 2023, as discussed below and $52,500 for 2023 to be paid in 2024.
(9)
The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2023, for Mr. Flynn was 12,000, of which 4,000 shares were vested.

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

On June 15, 2022, the Company granted Mr. Ma‑Weaver an option to purchase 12,000 shares of Common Stock under the 2020 Plan at an exercise price of $2.27 per share, the closing price of the Company’s common stock on The NASDAQ Capital Market on June 15, 2022. The option vests in 36 equal monthly installments beginning on June 15, 2022, assuming Mr. Ma‑Weaver’s continued service on the Board for such periods.

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

In 2022, the Board of Directors established a Special Committee to evaluate strategic options for maximizing stockholder value. The Special Committee includes ARCA Board Chairman Robert E. Conway (chair), and Board members Linda Grais, M.D., Anders Hove, M.D. and Jacob Ma-Weaver. In December 2023, based on the recommendation of the Nominating and Corporate Governance Committee, the Board determined that each member of the Special Committee will be paid $7,500 per month for each month of substantive service on the Special Committee. In December 2023, payments for 2022 service were made to the members of the Special Committee of $52,500 to each of Robert E. Conway, Linda Grais, M.D., Anders Hove, M.D. and $37,500 to Jacob Ma-Weaver (joined the Committee in June 2022). Payments for 2023 service, to be paid in 2024, to the members of the Special Committee of $52,500 to each of Robert E. Conway, Linda Grais, M.D., Anders Hove, M.D. and $37,500 to Jacob Ma-Weaver.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023, for all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options or Upon Vesting of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in

Plan Category	(a)	($) (b)	Column(a)) (c)
Equity compensation plans approved by security holders	616,707	$4.76	459,718
Equity compensation plans not approved by security holders	—	—	—
Total	616,707	$4.76	459,718

On December 10, 2020, our stockholders approved the ARCA biopharma, Inc. 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2020 annual meeting of stockholders. The 2020 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2013 Equity Incentive Plan, or the 2013 Plan. A description of the 2020 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The 2020 Plan only has options outstanding as of December 31, 2023, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

On September 17, 2013, our stockholders approved the 2013 Plan at the Company’s 2013 annual meeting of stockholders. On June 9, 2016, our stockholders approved the Amended 2013 Plan. A description of the 2013 Plan and the Amended 2013 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The Amended 2013 Plan only has options outstanding as of December 31, 2023, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of January 22, 2024, by: (i) each director, (ii) each of our named executive officers, (iii) all executive officers and directors of the Company as a group and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o ARCA biopharma, Inc., 10170 Church Ranch Way, Suite 100, Westminster, Colorado, 80021.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of January 22, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentages below are based on 14,501,143 shares of our Common Stock outstanding as of January 22, 2024.

		Percentage
	Shares Beneficially	Shares Beneficially
Beneficial Owner	Owned	Owned
Directors and Named Executive Officers
Michael R. Bristow, M.D., Ph.D. (1)	234,890	1.6%
Thomas A. Keuer (2)	126,312	*
C. Jeffrey Dekker (3)	92,234	*
Linda Grais, M.D. (4)	19,458	*
Robert E. Conway (5)	69,458	*
Raymond L. Woosley (6)	19,458	*
Dan J. Mitchell (7)	20,188	*
Anders Hove, M.D. (8)	18,999	*
Jacob Ma-Weaver (9)	4,013,452	27.7%
James Flynn (10)	5,000	*
Christopher D. Ozeroff (11)	50,970	*
All current directors and executive officers as a group (10 persons) (12)	4,619,449	30.8%
5% Stockholders
Funicular Funds, LP (13)	4,013,452	27.7%
Western Standard Partners, L.P. (14)	944,234	6.5%
BML Investment Partners, L.P. (15)	858,256	5.9%

* Represents beneficial ownership of less than 1% of our Common Stock.

(1)
Includes the following (i) 1,109 shares owned by Investocor Trust: Dr. Bristow is the sole trustee of Investocor Trust; (ii) 1,414 shares owned by NFS as Custodian for Michael Bristow’s IRA; and (iii) options to purchase 230,082 shares that are exercisable within 60 days of January 22, 2024.
(2)
Includes options to purchase 85,582 shares that are exercisable within 60 days of January 22, 2024.
(3)
Includes options to purchase 52,234 shares that are exercisable within 60 days of January 22, 2024.

(4)
Includes options to purchase 19,458 shares that are exercisable within 60 days of January 22, 2024.
(5)
Includes options to purchase 19,458 shares that are exercisable within 60 days of January 22, 2024.
(6)
Includes options to purchase 19,458 shares that are exercisable within 60 days of January 22, 2024.
(7)
Includes options to purchase 19,577 shares that are exercisable within 60 days of January 22, 2024.
(8)
Includes options to purchase 18,999 shares that are exercisable within 60 days of January 22, 2024.
(9)
Includes options to purchase 13,000 shares that are exercisable within 60 days of January 22, 2024. Also see Footnote (13) below.
(10)
Includes options to purchase 5,000 shares that are exercisable within 60 days of January 22, 2024.
(11)
Mr. Ozeroff and the Company have mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Shares beneficially owned is based on a Form 4 filed with the SEC on December 16, 2021.
(12)
See Notes (1) through (10) above.
(13)
The Funicular Funds, LP, the Funicular Fund, Cable Car Capital LLC and Jacob Ma-Weaver may be deemed to be a member of a Section 13(d) group that may be deemed to collectively beneficially own more than 10% of the Company’s outstanding shares of Common Stock. Despite such shared beneficial ownership, the reporting persons disclaim beneficial ownership of the securities except to the extent of his or its pecuniary interest therein. Funicular Fund, as a feeder fund to the Funicular Funds, LP (the “Fund”), may be deemed to beneficially own the securities directly owned by the Funicular Funds, LP. Cable Car, as the general partner of the Fund, may be deemed to beneficially own the securities directly owned by the Fund. Mr. Ma-Weaver, as the Managing Member of Cable Car, may be deemed to beneficially own the securities directly owned by the Fund. Includes options to purchase 13,000 shares that are exercisable within 60 days of January 22, 2024 by Mr. Ma-Weaver.
(14)
Based solely on a Schedule 13G filed on September 11, 2023 reporting stock ownership as of August 30, 2023 with respect to the following reporting persons: Western Standard, LLC (“Western Standard”), Western Standard Partners, LP (“WSP LP”) and Eric D. Anderson. Western Standard reported that it holds sole voting power and sole dispositive power with respect to 944,234 shares of common stock of the Company (the “Western Standard Shares”), and WSP LP reported that it holds sole voting power and sole dispositive power with respect to 742,410 shares of common stock of the Company (the “WSP LP Shares,” and collectively with the Western Standard Shares, the “Shares”). Mr. Anderson reported that he holds sole voting power and sole dispositive power with respect to 944,234 shares of common stock of the Company. Western Standard is the general partner and investment manager to WSP LP. Mr. Andersen is the managing member of Western Standard and may also be deemed to beneficially own the Shares owned by WSP LP. The address of each of Western Standard, WSP LP and Mr. Anderson is 5757 Wilshire Boulevard, Suite 636, Los Angeles, California 90036.
(15)
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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Conway, Dr. Grais, Mr. Mitchell, Dr. Hove, Mr. Flynn and Dr. Woosley. In making this determination, the Board of Directors found that none of the directors had a material or other disqualifying relationship with the Company. Dr. Bristow, the Company’s President and Chief Executive Officer is not an independent director by virtue of his employment relationship with the Company.

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2022, or any currently proposed transaction, in which we were or are a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for 2023 and 2022, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Transactions With the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with the academic research laboratory of Dr. Bristow, the Company’s President and Chief Executive Officer, at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2023 and 2022 was $(91,000) and $432,000, respectively. In December 2023, the Company made a payment of $125,000 for the grant period July 2022 through December 2023 under these arrangements.

Cooperation Agreement

The Company was party to a Cooperation Agreement (the “Agreement”) with Cable Car Capital LLC, The Funicular Fund, LP, Funicular Funds, LP and Jacob Ma-Weaver (collectively, “Cable Car”).

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

The Cooperation Period expired on November 1, 2023, the 90th day prior to the 2023 Annual Meeting.

Policies and Procedures for Related Party Transactions

Our Audit Committee reviews and approves all related party transactions. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. In evaluating any related party transaction, the Audit Committee considers, among other things, the relative benefits of the transaction to the Company, what, if any, alternatives may be available from persons not affiliated to the Company, if the terms of the transaction have been negotiated on an arm’s length basis and any other matters that the Audit Committee may deem relevant in determining whether such related party transaction is in the best interests of the Company and its stockholders.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed, or expected to be billed, to us for the fiscal years ended December 31, 2023 and December 31, 2022, by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended 2023	Fiscal Year Ended 2022
Audit Fees (1)	$179,500	$189,612
Audit-related Fees (2)	61,900	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$241,400	$189,612

(1)
Audit Fees include fees for the (i) audit of the financial statements included in our Form 10-K for our fiscal years ended December 31, 2023, and December 31, 2022, (ii) review of interim financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.
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
(b)
Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	8-K	6/28/2021	3.1
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
4.3	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.4	Description of Registered Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2020).	10-K	2/18/2020	4.7
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.4	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.5	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.6	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.7	Capital on DemandTM Sales Agreement, dated July 22, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/22/2020	10.1
10.8	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated April 6, 2021, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	4/6/2021	10.1
10.9§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.10	Office Lease Agreement, effective August 7, 2020, between ARCA biopharma, Inc. and Potens Partners LLC.	8-K	8/31/2020	10.1
10.11†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.12†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.13†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.14†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.15†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.16†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.17†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.18†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.2
10.19†	Memorandum Regarding Cash Retention Bonus between ARCA biopharma, Inc. and Thomas A. Keuer dated December 8, 2022.	8-K	12/9/2022	10.1
10.20†	Amendment to Retention Bonus Letter, dated December 4, 2023, by and among ARCA biopharma, Inc. and Thomas A. Keuer.	8-K	12/4/2023	10.1
10.21†	ARCA biopharma, Inc. 2020 Equity Incentive Plan.	8-K	12/10/2020	10.1
10.22†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.23†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.2
10.24†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Director).	8-K	12/23/2020	10.3
10.25†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.4
10.26†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.5
10.27†	Employment Agreement, dated April 21, 2021, by and between ARCA biopharma, Inc. and C. Jeff Dekker.	10-Q	5/11/2021	10.2
10.28†	Memorandum Regarding Cash Retention Bonus between ARCA biopharma, Inc. and C. Jeffrey Dekker dated December 8, 2022.	8-K	12/9/2022	10.2
10.29†	Amendment to Retention Bonus Letter, dated December 4, 2023, by and among ARCA biopharma, Inc. and C. Jeffrey Dekker.	8-K	12/4/2023	10.2
10.30 (1)	Assignment Agreement for Patent Rights, dated July 1, 2021, by and between ARCA biopharma, Inc. and University Medical Center of the Johannes Gutenberg University Mainz.	10-Q	8/4/2021	10.3
19	Insider Trading Policy.				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Compensation Recovery Policy.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents (filed electronically herewith)				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith

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

Date: February 1, 2024

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	February 1, 2024
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ C. Jeffrey Dekker	Chief Financial Officer	February 1, 2024
C. Jeffrey Dekker	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	February 1, 2024
Linda Grais
/s/ Raymond Woosley	Director	February 1, 2024
Raymond Woosley
/s/ Robert Conway	Director	February 1, 2024
Robert Conway
/s/ Daniel Mitchell	Director	February 1, 2024
Daniel Mitchell
/s/ Anders Hove	Director	February 1, 2024
Anders Hove
/s/ Jacob Ma-Weaver	Director	February 1, 2024
Jacob Ma-Weaver
/s/ James Flynn	Director	February 1, 2024
James Flynn