Form 10-Q
period 2024-03-31
ARCA biopharma, Inc.
filed 2024-04-25
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On April 24, 2024: 14,507,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,903	$37,431
Other current assets	767	161
Total current assets	36,670	37,592
Right-of-use asset - operating	17	247
Property and equipment, net	7	10
Other assets	12	12
Total assets	$36,706	$37,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$362
Accrued compensation and employee benefits	84	100
Accrued expenses and other liabilities	968	175
Total current liabilities	1,581	637
Operating lease liability, net of current portion	—	204
Total liabilities	1,581	841
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2024 and December 31, 2023; 14,501,143 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	225,861	225,747
Accumulated deficit	(190,750)	(188,741)
Total stockholders’ equity	35,125	37,020
Total liabilities and stockholders’ equity	$36,706	$37,861

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Costs and expenses:
General and administrative	$2,317	$1,406
Research and development (related party - $0 and $108 as of March 31, 2024 and 2023, respectively)	165	390
Total costs and expenses	2,482	1,796
Loss from operations	(2,482)	(1,796)

Interest and other income	473	450
Net loss	$(2,009)	$(1,346)

Net loss per share:
Basic and diluted	$(0.14)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	14,501,143	14,410,143

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2022	14,410,143	$14	$225,061	$(183,402)	$41,673
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(1,346)	(1,346)
Balance, March 31, 2023	14,410,143	14	225,265	(184,748)	40,531
Share-based compensation	—	—	187	—	187
Net loss	—	—	—	(1,480)	(1,480)
Balance, June 30, 2023	14,410,143	14	225,452	(186,228)	39,238
Share-based compensation	—	—	154	—	154
Net loss	—	—	—	(1,424)	(1,424)
Balance, September 30, 2023	14,410,143	14	225,606	(187,652)	37,968
Issuance of common stock upon vesting of Restricted Stock Units	91,000	—	—	—	—
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(1,089)	(1,089)
Balance, December 31, 2023	14,501,143	14	225,747	(188,741)	37,020
Share-based compensation	—	—	114	—	114
Net loss	—	—	—	(2,009)	(2,009)
Balance, March 31, 2024	14,501,143	$14	$225,861	$(190,750)	$35,125

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,009)	$(1,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	4
Amortization of right-of-use asset - operating	16	25
Share-based compensation	114	204
Change in operating assets and liabilities:
Other current assets	(606)	(598)
Accounts payable	167	32
Accrued compensation and employee benefits	(16)	62
Accrued expenses and other liabilities	803	22
Net cash used in operating activities	(1,528)	(1,595)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(1,528)	(1,595)
Cash and cash equivalents, beginning of year	37,431	42,445
Cash and cash equivalents, end of year	$35,903	$40,850
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Leased assets and operating lease liabilities - amended lease term	$214	$—

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is dedicated to applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. The Company’s lead product candidate is Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation (AF) in patients with chronic heart failure (HF).

In April 2022, ARCA established a Special Committee of the board of directors (the “Board”) of ARCA to conduct a comprehensive review of strategic alternatives. As part of the strategic review process, the Company explored potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transactions. The Company has and is continuing to explore strategic alternatives related to its product candidates and related assets, including, without limitation, licensing transactions and asset sales.

On April 3, 2024, following a comprehensive review of strategic alternatives, the Company, Atlas Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARCA (“Merger Sub I”), Atlas Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of ARCA (“Merger Sub II”) and Oruka Therapeutics, Inc., a Delaware corporation (“Oruka”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ARCA and the surviving corporation of the merger (the “First Merger”) and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Merger Sub II with Merger Sub II continuing as a wholly owned subsidiary of ARCA and the surviving entity of the merger (the “Second Merger” and together with the First Merger, the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. In the event that the Company does not complete the Merger, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company. See Note 10.

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

The Company believes that its current cash and cash equivalents as of March 31, 2024 will be sufficient to fund its operations through the middle of fiscal year 2025. The future viability of the Company beyond that point is dependent on the results of the strategic review process and its ability to raise additional capital to fund its operations. The Company expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction, including the Merger Agreement. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and the Company has incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see Note 10 regarding the Merger Agreement. Should the Company pursue additional clinical trials for its product candidates, it will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Depending on the results of the strategic review process, the Company may have to raise additional capital for clinical trials of Gencaro and to fund its operations. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•
the timing and outcome of the strategic review process;
•
the consummation of any particular strategic transactions, including the Merger;
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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full year ending December 31, 2024. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro and rNAPc2, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three months ended March 31, 2024 and 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s March 31, 2024 and December 31, 2023 balance sheets.

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

Because the Company reported a net loss for the three months ended March 31, 2024 and 2023, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2024	2023
Potentially dilutive securities, excluded:
Outstanding stock options	645,845	664,857
Unvested restricted stock units	—	91,000
	645,845	755,857

(3) Fair Value Disclosures

There were no marketable securities as of March 31, 2024 or December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company had $35.9 million and $37.4 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three months ended March 31, 2024.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2024	December 31, 2023
Computer equipment	3 years	$39	$39
Lab equipment	5 years	130	130
Furniture and fixtures	5 years	37	37
Computer software	3 years	16	16
		222	222
Accumulated depreciation and amortization		(215)	(212)
Property and equipment, net		$7	$10

For the three months ended March 31, 2024 and 2023, depreciation and amortization expense was $3,000 and $4,000 respectively.

(5) Related Party Arrangements

Transactions with the Company’s Former President and Chief Executive Officer

The Company has entered into unrestricted research grants with its former President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. There was no expense under these arrangements for the three months ended March 31, 2024. Total expense under these arrangements for the three months ended March 31, 2023 was $108,000. In December 2023, the Company made a payment of $125,000 for the grant period July 2022 through December 2023 under these arrangements. In April 2024, the President and Chief Executive Officer resigned, see Note 10.

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

In December 2022, the Company's Board of Directors approved retention bonuses for certain employees, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions totaling $265,000. In November 2023, the retention bonuses were amended to increase the aggregate amount of the retention bonus by 50% and in order to assist with tax obligations associated with the vesting of certain Company restricted stock unit awards in December 2023, a total of $86,000 was paid in December 2023. As of March 31, 2024, the unpaid retention bonuses totaled $311,000, none of which was accrued as of March 31, 2024, since there had not been a change in control or clinical development decision. In April 2024, the retention bonuses were again amended to increase the aggregate amount of the retention bonus, with the unpaid retention bonus increasing to $444,000. See Note 10.

The Company and Christopher D. Ozeroff, the former Secretary, Senior Vice President and General Counsel of ARCA mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Pursuant to Mr. Ozeroff's existing employment agreement, as previously amended, ARCA provided Mr. Ozeroff severance benefits pursuant to the terms of his existing employment agreement with the Company, as previously amended. The severance benefits included severance payments and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA, whether he elects or is eligible to receive COBRA. During the year ended December 31, 2023, the Company recorded an expense of $159,000 for these severance benefits, none of which remains unpaid.

The Company and Dr. Michael Bristow, former President, Chief Executive Officer and a member of the board of directors of ARCA mutually agreed to conclude Dr. Bristow’s employment and service as a director, effective April 3, 2024. See Note 10.

Operating Leases

On August 29, 2020 the Company entered into a lease agreement for approximately 5,200 square feet of office facilities in Westminster, Colorado which serves as the Company’s primary business office effective October 1, 2020 (October 2020 Lease). The lease term was 42 months beginning October 1, 2020. In March 2024, the Company entered into an amendment to extend the lease term six (6) months through September 2024. If the Company elects to stay in the property after September 2024, it will pay rent month to month equal to 125% of the base rent paid in September 2024. In June 2021, the Company entered into a sublease agreement for approximately 3,000 square feet of additional office facilities in the Company’s primary business office (2021 Lease). The sublease term was 29 months and terminated in October 2023. The leases include real estate taxes and insurance, which is not a lease component and is not included in the lease obligation. In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation.

Future minimum commitments due under the October 2020 Lease agreement, as amended, as of March 31, 2024 are as follows (in thousands):

2024	$49
Total remaining lease payments	49
Less: imputed lease interest	(1)
Less: Current portion	(48)
Operating lease liability, net of current portion	$—

Rent expense, which is included in general and administrative expense, for the three months ended March 31, 2024 and 2023 was $22,000 and $31,000, respectively.

As of March 31, 2024, the lease liability was $48,000, it is all current and is included in accrued expenses and other liabilities in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the three months ended March 31, 2024 and 2023 were $23,000 and $33,000, respectively. The weighted-average remaining lease term for the operating lease as of March 31, 2024 is 0.5 years. The discount rate for the operating lease is 7%.

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

(7) Equity Financings

At the Market Equity Financing

In 2020, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock).

In 2021, the Company amended the 2020 Sales Agreement and the amount available for the offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-254585), which expired in March 2024. In April 2024, the Company terminated the Sales Agreement in accordance with its terms.

No sales were made under the Sales Agreement in 2024 or 2023.

Merger Agreement

See "Financing Transaction" discussion in Note 10 below.

(8) Share-based Compensation

For the three months ended March 31, 2024 and 2023, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$114	$163
Research and development	—	41
Total	$114	$204

Stock option transactions for the three months ended March 31, 2024 under the Company’s stock incentive plans were as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding - December 31, 2023	616,707	$4.76	7.35
Granted	42,000	1.64
Exercised	—	—
Forfeited and cancelled	(12,862)	17.45
Options outstanding - March 31, 2024	645,845	$4.30	6.82
Options exercisable - March 31, 2024	502,517	$4.71	6.55
Options vested and expected to vest - March 31, 2024	645,816	$4.30	6.82

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

(10) Subsequent Events

Merger Agreement

On April 3, 2024, ARCA, Merger Sub I, Merger Sub II and Oruka, entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ARCA and the surviving corporation of the merger and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Merger Sub II with Merger Sub II continuing as a wholly owned subsidiary of ARCA and the surviving entity of the merger. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the First Merger, (a) each then-outstanding share of Oruka common stock (including shares of Oruka common stock issued in the financing transaction described below) will be converted solely into the right to receive a number of shares of ARCA common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (b) each then-outstanding share of Oruka preferred stock will be converted into the right to receive a number of shares of Series B Preferred Stock (as defined below) of ARCA calculated in accordance with the Merger Agreement (c) each then-outstanding option to purchase Oruka common stock will be assumed by ARCA, subject to adjustment as set forth in the Merger Agreement and (d) each then-outstanding warrant to purchase shares of Oruka common stock will be converted into a warrant to purchase shares of ARCA common stock, subject to adjustment as set forth in the Merger Agreement and form of warrant. Under the terms of the Merger Agreement, prior to the closing of the transaction, the Board will accelerate the vesting of all equity awards of ARCA then outstanding but not then vested or exercisable, and cancel each option (the “Out of the Money Options”) to acquire shares of ARCA’s common stock with an exercise price per share greater than the volume weighted average closing trading price of a share of ARCA’s common stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the five (5) consecutive trading days ending three (3) days immediately prior to the closing date of the First Merger (the “Parent Closing Price”), in each case, in accordance with the terms of the Merger Agreement. At the closing of the First Merger, each option to acquire shares of ARCA’s common stock with an exercise price less than or equal to the Parent Closing Price will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Parent Closing Price less the exercise price of such option.

Under the Exchange Ratio formula in the Merger Agreement, upon the closing of the First Merger, on a pro forma basis and based upon the number of shares of ARCA common stock expected to be issued in the First Merger, pre-First Merger Oruka stockholders

(including Oruka stockholders issued shares of Oruka common stock and pre-funded warrants in the financing transaction described below) will own approximately 97.62% of the combined company and pre-First Merger ARCA stockholders will own approximately 2.38% of the combined company. For purposes of calculating the Exchange Ratio, (i) shares of ARCA common stock underlying warrants and other rights to receive shares (other than Options to acquire shares of ARCA’s common stock, to the extent cancelled at or prior to closing of the First Merger in accordance with the Merger Agreement) outstanding as of immediately prior to the closing of the First Merger will be deemed to be outstanding, and (ii) all shares of Oruka common stock underlying outstanding Oruka stock options and warrants will be deemed to be outstanding. The Exchange Ratio will be adjusted to the extent that ARCA’s net cash at closing is less than $5.0 million and will be based on the amount of proceeds actually received by Oruka in the financing transaction described below, as further described in the Merger Agreement.

In addition, prior to the closing of the First Merger, ARCA expects to declare a cash dividend to the pre-First Merger ARCA stockholders equal in the aggregate to ARCA’s reasonable, good faith approximation of the amount by which ARCA’s net cash (as determined pursuant to the Merger Agreement) will exceed $5,000,000.

In connection with the Merger, ARCA is required to seek the approval of its stockholders to, among other things, (a) issue shares of ARCA common stock issuable in connection with the First Merger (including the shares of ARCA common stock issuable under the Series B Preferred Stock) under the rules of Nasdaq, and (b) amend its amended and restated certificate of incorporation, to (i) effect a reverse stock split of ARCA common stock (if deemed necessary by ARCA and Oruka), (ii) increase the number of shares of ARCA common stock that ARCA is authorized to issue, and (iii) such other changes as are mutually agreeable to ARCA and Oruka (the “ARCA Voting Proposals”).

Each of ARCA and Oruka has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using commercially reasonable efforts to obtain the requisite approval of its stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) ARCA using commercially reasonable efforts to maintain the existing listing of the ARCA common stock on Nasdaq and cause the shares of ARCA common stock to be issued in connection with the First Merger to be approved for listing on Nasdaq prior to the closing of the First Merger, and (5) ARCA filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement to register shares of ARCA common stock to be issued in connection with the First Merger, except as set forth in the Merger Agreement (the “Registration Statement”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by ARCA stockholders of the ARCA Voting Proposals, (2) approval by the requisite Oruka stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (3) Nasdaq’s approval of the initial listing application to be submitted in connection with the First Merger, (4) the effectiveness of the Registration Statement, (5) the expiration of any applicable waiting periods (or extensions thereof) under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended, (6) the subscription agreements (described below) being in full force and effect providing for the receipt of proceeds of not less than $175,000,000 (including in the proceeds any notes contributed as consideration in the financing transaction described below) and (7) to the extent ARCA has declared the cash dividend described above, ARCA delivering the aggregate amount distributable to the pre-First Merger ARCA stockholders to ARCA’s transfer agent for further distribution to the pre-First Merger ARCA stockholders. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains certain termination rights of each of ARCA and Oruka. Upon termination of the Merger Agreement under specified circumstances, ARCA and Oruka may each be required to pay the other party a termination fee of $440,000.

Pursuant to a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock to be filed by ARCA with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Merger Agreement and the transactions thereunder, ARCA will establish the terms of a new series of preferred stock of ARCA designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Holders of the Series B Preferred Stock will be entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-ARCA common stock basis, and in the same form as dividends actually paid on shares of the ARCA common stock. Except as otherwise required by the Certificate of Designation or law, the Series B Preferred Stock will not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, ARCA will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of the Series B

Preferred Stock, (d) file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock (as defined in the Certificate of Designation), if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, (e) issue further shares of the Series B Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of the Series B Preferred Stock, (f) at any time while at least 30% of the originally issued Series B Preferred Stock remains issued and outstanding, consummate either (A) a Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of ARCA or other business combination in which the stockholders of ARCA immediately before such transaction do not hold at least a majority of the capital stock of ARCA immediately after such transaction, or (f) enter into any agreement with respect to any of the foregoing. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of ARCA.

Following the closing of the First Merger, each share of Series B Preferred Stock then outstanding shall be convertible, at any time and from time to time, at the option of the holder of the Series B Preferred Stock, into a number of shares equal to 1,000 shares of ARCA common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of ARCA common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (initially set at 9.99%) of the total number of shares of ARCA common stock issued and outstanding immediately after giving effect to such conversion.

At the effective time of the First Merger (the “Effective Time”), the combined company's board of directors is expected to consist of five (5) members, all of whom will be designated by Oruka. Upon the closing of the transaction, the combined company will be led by Oruka’s chief executive officer.

Financing Transaction

Concurrently with the execution and delivery of the Merger Agreement, certain parties have entered into subscription agreements with Oruka, pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase immediately prior to the consummation of the First Merger, shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock (together, the “PIPE Securities”) for an aggregate purchase price of approximately $275.0 million. The consummation of the transactions contemplated by such agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the subscription agreement. Shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock issued pursuant to this financing transaction will be converted into shares of ARCA common stock and pre-funded warrants to acquire shares ARCA common stock, in accordance with the Exchange Ratio and the Merger Agreement.

Separation of Michael Bristow, M.D., President, Chief Executive Officer and Director

Effective April 3, 2024, ARCA and Dr. Michael Bristow, President, Chief Executive Officer and a member of the Board mutually agreed to conclude Dr. Bristow’s employment and service as a director.

In connection with Dr. Bristow’s separation, ARCA and Dr. Bristow entered into a separation agreement (the “Separation Agreement”) on April 3, 2024. Pursuant to the terms of the Separation Agreement, ARCA provided to Dr. Bristow a lump sum payment equal to (i) twelve (12) months of Dr. Bristow’s base salary as of the last date of his employment and (ii) a cash payment of $25,000, less applicable withholdings. The severance benefits were conditioned on the non-revocation by Dr. Bristow of a legal release of claims.

ARCA and Dr. Bristow entered into a consulting agreement, effective April 3, 2024 (the “Consulting Agreement”), pursuant to which Dr. Bristow is providing certain consulting services provided for in the Consulting Agreement to ARCA until the earlier of (i) the completion of services under the Consulting Agreement, (ii) a termination in accordance with the terms of the Consulting Agreement, and (iii) upon a Change of Control (as defined in ARCA’s 2020 Equity Incentive Plan (the “Plan”)). Pursuant to the Consulting Agreement, Dr. Bristow provision of services under the Consulting Agreement are deemed to be a Continuous Service (as defined in the Plan) and, as a result, his equity awards under the Plan continue to vest during the term of the Consulting Agreement.

Appointment of Thomas Keuer as President

Effective as of April 3, 2024, the Board appointed Thomas A. Keuer, the Company’s Chief Operating Officer, to serve as ARCA’s President and principal executive officer. Mr. Keuer has been with ARCA since 2006, and as its Chief Operating Officer for the last nine years, a position he will continue to serve in. Mr. Keuer will not receive any additional compensation in connection with his appointment as President and principal executive officer. Mr. Keuer’s position will end upon closing of the merger transaction with Oruka Therapeutics, Inc. as previously disclosed on a Current Report on Form 8-K filed with the SEC on April 3, 2024.

Second Amendment to Retention Bonus Letter of Thomas A. Keuer and C. Jeffrey Dekker

On April 20, 2024, the board of directors of ARCA approved the second amendment of certain retention bonus letters between ARCA and each of Thomas A. Keuer and C. Jeffrey Dekker to increase the aggregate amount of the retention bonus with respect to each such executive to $200,000. The remaining portion of the retention bonus with respect to Thomas A. Keuer and C. Jeffrey Dekker, consisting of $165,000, will become payable consistent with the original terms of the applicable retention bonus letter and first amendment to retention bonus letter. Any payment related to the retention bonuses of Thomas A. Keuer and C. Jeffrey Dekker will be paid by ARCA via payroll within 30 business days of the date of occurrence of the applicable “Payment Event Date” (as such term is otherwise defined in the applicable second amendment to the retention bonus letter). Each such retention bonus letter and first amendment to retention bonus letter will otherwise remain subject to their original terms and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, concerning ARCA, Oruka, the proposed pre-closing financing and the proposed merger between ARCA and Oruka (collectively, the “Proposed Transactions”) and other matters. These forward-looking statements include, but are not limited to, express or implied statements relating to ARCA’s or Oruka’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future including, without limitation, statements regarding: the Proposed Transactions and the expected effects, perceived benefits or opportunities, including investment amounts from investors and expected proceeds, and related timing with respect thereto, expectations regarding or plans for discovery, preclinical studies, clinical trials and research and development programs, in particular with respect to ORKA-001 and ORKA-002, and any developments or results in connection therewith, including the target product profile of each of ORKA-001 and ORKA-002; the anticipated timing of the commencement of and results from those studies and trials; expectations regarding the use of proceeds, the sufficiency of post-transaction resources to support the advancement of Oruka’s pipeline through certain milestones and the time period over which Oruka’s post-transaction capital resources will be sufficient to fund its anticipated operations; the cash balance of the combined entity at closing; expectations regarding the treatment of psoriasis and associated diseases; expectations related to ARCA’s contribution and payment of dividends in connection with the merger, including the timing thereof; and the expected trading of the combined company’s stock on Nasdaq under the ticker symbol “ORKA,” potential future development plans for Gencaro our ability to secure sufficient financing to support any clinical trials for Gencaro,the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through the middle of fiscal year 2025, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, or our ability to maintain listing of our common stock on a national exchange. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including, without limitation in our annual report on Form 10-K for the year ended December 31, 2023, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are dedicated to applying a precision medicine approach to the development and commercialization of targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of patients, using genomic, non-genomic biomarker and other information that extends beyond routine diagnostic categorization. We believe that when implemented correctly precision medicine can enhance therapeutic response, improve patient outcomes, and reduce healthcare costs.

Our lead product candidate is Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation, or AF, in patients with chronic heart failure, or HF. Gencaro is being developed for patients who have a genotype that identifies a drug target associated with heightened efficacy.

Merger Agreement

On April 3, 2024, we, Atlas Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARCA (“Merger Sub I”), Atlas Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of ARCA (“Merger Sub II”) and Oruka Therapeutics, Inc., a Delaware corporation (“Oruka”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ours and the surviving corporation of the merger (the “First Merger”) and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Merger Sub II with Merger Sub II continuing as a wholly owned subsidiary of ours and the surviving entity of the merger (the “Second Merger” and together with the First Merger, the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue

Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the First Merger, (a) each then-outstanding share of Oruka common stock (including shares of Oruka common stock issued in the financing transaction described below) will be converted solely into the right to receive a number of shares of our common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (b) each then-outstanding share of Oruka preferred stock will be converted into the right to receive a number of shares of Series B Preferred Stock (as defined below) of ours calculated in accordance with the Merger Agreement (c) each then-outstanding option to purchase Oruka common stock will be assumed by us, subject to adjustment as set forth in the Merger Agreement and (d) each then-outstanding warrant to purchase shares of Oruka common stock will be converted into a warrant to purchase shares of our common stock, subject to adjustment as set forth in the Merger Agreement and form of warrant. Under the terms of the Merger Agreement, prior to the closing of the transaction, our board of directors (the “Board”) will accelerate the vesting of all equity awards of ours then outstanding but not then vested or exercisable, and cancel each option (the “Out of the Money Options”) to acquire shares of our common stock with an exercise price per share greater than the volume weighted average closing trading price of a share of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the five (5) consecutive trading days ending three (3) days immediately prior to the closing date of the First Merger (the “Parent Closing Price”), in each case, in accordance with the terms of the Merger Agreement. At the closing of the First Merger, each option to acquire shares of our common stock with an exercise price less than or equal to the Parent Closing Price will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Parent Closing Price less the exercise price of such option.

Under the Exchange Ratio formula in the Merger Agreement, upon the closing of the First Merger, on a pro forma basis and based upon the number of shares of our common stock expected to be issued in the First Merger, pre-First Merger Oruka stockholders (including Oruka stockholders issued shares of Oruka common stock and pre-funded warrants in the financing transaction described below) will own approximately 97.62% of the combined company and pre-First Merger ARCA stockholders will own approximately 2.38% of the combined company. For purposes of calculating the Exchange Ratio, (i) shares of our common stock underlying warrants and other rights to receive shares (other than Options to acquire shares of our common stock, to the extent cancelled at or prior to closing of the First Merger in accordance with the Merger Agreement) outstanding as of immediately prior to the closing of the First Merger will be deemed to be outstanding, and (ii) all shares of Oruka common stock underlying outstanding Oruka stock options and warrants will be deemed to be outstanding. The Exchange Ratio will be adjusted to the extent that our net cash at closing is less than $5.0 million and will be based on the amount of proceeds actually received by Oruka in the financing transaction described below, as further described in the Merger Agreement.

In addition, prior to the closing of the First Merger, we expect to declare a cash dividend to the pre-First Merger ARCA stockholders equal in the aggregate to our reasonable, good faith approximation of the amount by which our net cash (as determined pursuant to the Merger Agreement)will exceed $5,000,000.

In connection with the Merger, we are required to seek the approval of its stockholders to, among other things, (a) issue shares of our common stock issuable in connection with the First Merger (including the shares of ARCA common stock issuable under the Series B Preferred Stock) under the rules of Nasdaq, and (b) amend its amended and restated certificate of incorporation, to (i) effect a reverse stock split of our common stock (if deemed necessary by us and Oruka), (ii) increase the number of shares of our common stock that we are authorized to issue, and (iii) such other changes as are mutually agreeable to us and Oruka (the “ARCA Voting Proposals”).

Each of we and Oruka has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using commercially reasonable efforts to obtain the requisite approval of its stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) us using commercially reasonable efforts to maintain the existing listing of the our common stock on Nasdaq and cause the shares of our common stock to be issued in connection with the First Merger to be approved for listing on Nasdaq prior to the closing of the First Merger, and (5) us filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement to register shares of our common stock to be issued in connection with the First Merger, except as set forth in the Merger Agreement (the “Registration Statement”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by our stockholders of the ARCA Voting Proposals, (2) approval by the requisite Oruka stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (3) Nasdaq’s approval of the initial listing application to be submitted in connection with the First Merger, (4) the effectiveness of the Registration Statement, (5) the expiration of any applicable waiting periods (or extensions thereof) under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended, (6) the subscription agreements (described below) being in full force and effect providing for the receipt of proceeds of not less than $175,000,000 (including in the proceeds any notes contributed as consideration in the financing transaction described below) and (7) to the extent we have declared the cash dividend described above, us delivering the aggregate amount distributable to the pre-First Merger ARCA stockholders to our transfer agent for further distribution to the pre-First Merger ARCA stockholders. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains certain termination rights of each of us and Oruka. Upon termination of the Merger Agreement under specified circumstances, we and Oruka may each be required to pay the other party a termination fee of $440,000.

Pursuant to a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock to be filed by us with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Merger Agreement and the transactions thereunder, We will establish the terms of a new series of preferred stock of ARCA designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Holders of the Series B Preferred Stock will be entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-ARCA common stock basis, and in the same form as dividends actually paid on shares of our common stock. Except as otherwise required by the Certificate of Designation or law, the Series B Preferred Stock will not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend our certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (d) file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock (as defined in the Certificate of Designation), if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, (e) issue further shares of the Series B Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of the Series B Preferred Stock, (f) at any time while at least 30% of the originally issued Series B Preferred Stock remains issued and outstanding, consummate either (A) a Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of us or other business combination in which our stockholders immediately before such transaction do not hold at least a majority of the capital stock of ARCA immediately after such transaction, or (f) enter into any agreement with respect to any of the foregoing. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of ARCA.

Following the closing of the First Merger, each share of Series B Preferred Stock then outstanding shall be convertible, at any time and from time to time, at the option of the holder of the Series B Preferred Stock, into a number of shares equal to 1,000 shares of our common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of our common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (initially set at 9.99%) of the total number of shares of our common stock issued and outstanding immediately after giving effect to such conversion.

At the effective time of the First Merger (the “Effective Time”), the combined company's board of directors is expected to consist of five (5) members, all of whom will be designated by Oruka. Upon the closing of the transaction, the combined company will be led by Oruka’s chief executive officer.

Financing Transaction

Concurrently with the execution and delivery of the Merger Agreement, certain parties have entered into subscription agreements with Oruka, pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase immediately prior to the consummation of the First Merger, shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock (together, the “PIPE Securities”) for an aggregate purchase price of approximately $275.0 million. The consummation of the transactions contemplated by such agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the subscription agreement. Shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock issued pursuant to this financing transaction will be converted into shares of ARCA common stock and pre-funded warrants to acquire shares ARCA common stock, in accordance with the Exchange Ratio and the Merger Agreement.

Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger or any asset sale, will result in us pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to us and our stockholders in the existing entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, our Board may decide to pursue a dissolution and liquidation.

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

We believe our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations through the middle of fiscal year 2025. Our future viability beyond that point is dependent on the results of the strategic review process and our ability to raise additional capital to fund our operations. We expect to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see discussion above regarding the Merger. Should we pursue additional clinical trials for our product candidates, we will have to raise additional capital for clinical trials of Gencaro. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Our Merger discussed above may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing, subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

In 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, in an “at the market offering.”

In 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585), which expired in March 2024. In April 2024, we terminated such sales agreement in accordance with its terms. No sales were made under this sales agreement in 2024 or 2023.

Results of Operations

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $2.3 million for the three months ended March 31, 2024 compared to $1.4 million for the corresponding period of 2023, an increase of $0.9 million. During the three months ended March 31, 2023, we recorded $159,000 for one-time termination benefits related to the mutually agreed to conclusion of Christopher D. Ozeroff's employment, the former Secretary, Senior Vice President and General Counsel of ARCA, effective March 31, 2023. The increase for the three month period was primarily a result of a $1.1 million increase in professional fees primarily related to the Merger Agreement discussed above, offset by $0.2 million lower one-time termination benefits and lower personnel costs from the reduction discussed above.

G&A expenses in 2024 are expected to be higher than those in 2023 as we incur professional fees related to the Merger Agreement discussed above and maintain administrative activities to support our ongoing operations. We expect to incur significant costs related to our exploration of strategic alternatives and the Merger, including legal, accounting and advisory expenses and other related charges.

While we do not believe that inflation had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future.

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs.

R&D expense for the three months ended March 31, 2024 was $0.2 million compared to $0.4 million for the corresponding period of 2023, a decrease of $0.2 million.

R&D personnel costs decreased approximately $0.2 million for the three months ended March 31, 2024, as compared to the corresponding period of 2023, due to decreased headcount.

Manufacturing process development costs for the three months ended March 31, 2024 and 2023 were consistent.

R&D expense decreased $0.1 million related to the unrestricted research grants with ARCA's former President and Chief Executive Officer’s academic research laboratory at the University of Colorado. There was no expense under these arrangements for the three months ended March 31, 2024. Total expense under these arrangements for the three months ended March 31, 2023 was $108,000. In December 2023, the Company made a payment of $125,000 for the grant period July 2022 through December 2023 under these arrangements. In April 2024, the former President and Chief Executive Officer resigned.

R&D expense in 2024 is expected to be lower than 2023 while we explore strategic alternatives. Should we resume clinical trials of product candidates, we expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress.

Interest and Other Income

Interest and other income was $473,000 and $450,000 in the three months ended March 31, 2024 and 2023, respectively. Interest income was higher due to higher interest rates in 2024 compared to the corresponding periods of 2023.

Interest income for the remainder of 2024 is expected to be lower than the first quarter of 2024 as we use cash to fund operations.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$35,903	$37,431

As of March 31, 2024, we had total cash and cash equivalents of $35.9 million, as compared to $37.4 million as of December 31, 2023. The net decrease of $1.5 million primarily reflects the cash used in operating activities during the three months ended March 31, 2024.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in:
Operating activities	$(1,528)	$(1,595)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash and cash equivalents	$(1,528)	$(1,595)

Net cash used in operating activities for the three months ended March 31, 2024 was consistent with the same period in 2023. This was primarily due to lower outflows related to changes in operating assets and liabilities and a higher net loss in 2024, as discussed in Results of Operations above.

There were no investing activities in the three months ended March 31, 2024 and 2023.

There were no financing activities in the three months ended March 31, 2024 and 2023.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, in an “at the market offering.”

In 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585), which expired in March 2024. In April 2024, we terminated such sales agreement in accordance with its terms. No sales were made under this sales agreement in 2024 or 2023.

Our ability to execute our development programs in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•
the timing and outcome of the strategic review process;
•
the consummation of any particular strategic transactions, including the Merger;
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

We believe our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations through the middle of fiscal year 2025. Our future viability beyond that point is dependent on the results of the strategic review process and our ability to raise additional capital to fund our operations. We expect to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see discussion above regarding the Merger. Should we pursue additional clinical trials for our product candidates, we will have to raise additional capital for clinical trials of Gencaro. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Our Merger discussed above may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing, subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. If we resume the development of product candidates, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

In April 2022, we established a Special Committee of the Board to conduct a comprehensive review of strategic alternatives. As part of the strategic review process, we explored potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transactions. We have and are continuing to explore strategic alternatives related to our product candidates and related assets, including, without limitation, licensing transactions and asset sales.

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

•
failure to complete, or delays in completing, the potential merger with Oruka, announced on April 3, 2024, could materially and adversely affect our results of operations, business, financial results and/or common stock price;
•
the issuance of our common stock to Oruka’s stockholders pursuant to the Merger Agreement (as defined below) and the resulting change in control from the Merger (as defined below) must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Oruka stockholders. Failure to obtain these approvals would prevent the closing of the Merger;
•
if the Merger is not completed, we may have to pay a termination fee and our stock price may decline significantly;
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

Risks Related to the Merger with Oruka

Failure to complete, or delays in completing, the potential merger with Oruka, announced on April 3, 2024, could materially and adversely affect our results of operations, business, financial results and/or common stock price.

On April 3, 2024, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Oruka Therapeutics, Inc. (“Oruka”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Atlas Merger Sub Corp., our wholly-owned subsidiary (“Merger Sub I”), will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ours and the surviving corporation of the merger (the “First Merger”) and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Atlas Merger Sub II LLC, a wholly-owned subsidiary of ours (“Merger Sub II”), with Merger Sub II continuing as a wholly owned subsidiary of ours and the surviving entity of the merger (the “Second Merger” and together with the First Merger, the “Merger”). Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed in a timely manner or at all may affect our ability to retain and motivate existing employees. Uncertainty as to whether the Merger will be completed in a timely manner or at all could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer their decisions to work with us or seek to change their existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by the stockholders of Oruka and our shareholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed.

The exchange ratio will not change or otherwise be adjusted based on the market price of our common stock.

Applying the exchange ratio, the former Oruka securityholders immediately before the First Merger, including shares purchased in the Oruka pre-closing financing, are expected to own approximately 97.62% of the combined company and our securityholders immediately before the First Merger are expected to own approximately 2.38% of the combined company, subject to certain assumptions, including, but not limited to, our net cash as of closing is equal to $5.0 million. In the event our net cash is below $5.0 million, the exchange ratio will be adjusted such that the number of shares issued to Oruka’s pre-closing securityholders will be increased, and our stockholders will own a smaller percentage of the combined company following the consummation of the Merger.

Any changes in the market price of our stock before the completion of the First Merger will not affect the number of shares Oruka stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the First Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Oruka stockholders could receive merger consideration with substantially more value for their shares of Oruka capital stock than the parties had negotiated when they established the exchange ratio. Similarly, if before the completion of the First Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Oruka stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

The issuance of our ccommon stock and Series B non-voting convertible preferred stock to Oruka’s stockholders pursuant to the Merger Agreement and the resulting change in control from the First Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Oruka stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, our stockholders must approve, among other things, the issuance of our common stock and Series B non-voting convertible preferred stock (“Series B Preferred Stock”) to Oruka’s stockholders pursuant to the Merger Agreement and the resulting change in control from the First Merger, and Oruka’s stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Oruka is obligated to complete the Merger if there is a material adverse effect affecting the other party between April 3, 2024, the date of the Merger Agreement, and the closing of the Merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic or political conditions, industry-wide changes, changes resulting from the announcement of the merger, natural disasters, pandemics, other public health events or force majeure events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect us or Oruka, the other party would still be obliged to consummate the closing of the Merger notwithstanding such material adverse effect. If any such adverse effects occur and we consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the merger to the stockholders of ARCA, Oruka or both.

If the Merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

•
the entry into, or termination of, key agreements, including commercial partner agreements;
•
announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

•
the loss of key employees;
•
future sales of our common stock;
•
general and industry-specific economic conditions that may affect our research and development expenditures; and
•
period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

If we complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

On April 3, 2024, Oruka entered into subscription agreements with certain investors, including existing investors of Oruka, pursuant to which the investors agreed to purchase, in the aggregate, $275.0 million in shares of common stock and pre-funded warrants of Oruka immediately prior to the closing of the Merger, referred to as the Oruka pre-closing financing. The closing of the Oruka pre-closing financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the Merger as well as certain other conditions. The shares of Oruka common stock and pre-funded warrants issued in the Oruka pre-closing financing will result in dilution to all securityholders of the combined company (i.e., both our pre-Merger securityholders and former Oruka securityholders).

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including our pre-Merger securityholders and Oruka’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Some of our directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Our directors and executive officers may have interests in the Merger that are different from, or in addition to, the interests of other of our stockholders generally. These interests with respect to our directors and executive officers may include, among others, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage.

Further, certain current members of Oruka’s board of directors will continue as directors of the combined company after the effective time, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time.

Our board of directors was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to our and Oruka stockholders. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the Merger.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Oruka common stock issued in the Oruka pre-closing financing.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Our securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, our current stockholders will generally own a smaller percentage of the combined company than their ownership of our company prior to the Merger. Immediately after the Merger, our stockholders as of immediately prior to the Merger are expected to own approximately 2.38% of the outstanding shares of the combined company, former Oruka securityholders, including shares purchased in the Oruka pre-closing financing, are expected to own approximately 97.62% of the outstanding shares of the combined company, subject to certain assumptions, including, but not limited to, our net cash as of closing being equal to $5.0 million. The Chief Executive Officer of Oruka will serve as the Chief Executive Officer of the combined company following the completion of the Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

While the Merger Agreement is in effect, each party is generally prohibited from, among other things, soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry. In addition, our current directors and executive officers and certain significant stockholders have entered into support agreements pursuant to the terms of the Merger Agreement, and as an inducement to Oruka’s willingness to enter into the Merger Agreement, by which they have agreed to vote all of their shares of our capital stock in favor of the Merger Agreement and the transactions contemplated thereby and against any competing proposals, subject to certain limited exceptions. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration in the combination.

Because the lack of a public market for Oruka common stock makes it difficult to evaluate the fair market value of its capital stock, the value of our common stock to be issued to Oruka stockholders may be more or less than the fair market value of Oruka common stock.

The outstanding capital stock of Oruka is privately held and is not traded on any public market. The lack of a public market makes it difficult to determine the fair market value of Oruka capital stock. Because the percentage of our equity to be issued to Oruka stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock and Series B Preferred Stock to be issued to Oruka stockholders will be more or less than the fair market value of Oruka capital stock.

If the Merger does not qualify as a reorganization under the Internal Revenue Code of 1986, as amended (the “Code”), U.S. holders of Oruka capital stock may be taxed on the full amount of the consideration received in the Merger.

The Merger is intended to qualify for U.S. federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Code such that no gain will be recognized by U.S. holders of Oruka capital stock who receive only our common stock in the Merger. None of the parties to the Merger Agreement have sought or intend to seek any ruling from the IRS regarding the qualification of the Merger as a reorganization within the meaning of Section 368(a) of the Code. If the Merger does not qualify for the U.S. federal income tax treatment described herein, U.S. holders of Oruka capital stock may be taxed on any gain realized up to the full fair market value of any of our common stock they receive in the Merger.

Lawsuits may be filed against us, Oruka, or any of the members of our respective boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Oruka, the Oruka board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we or Oruka may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Oruka, or the Oruka board of directors could delay or prevent the Merger, divert the attention of our and Oruka’s management and employees from their day-to-day business and otherwise adversely affect us and Oruka financially.

We have never paid and, other than in connection with the Merger with Oruka, do not intend to pay any cash dividends in the foreseeable future.

We have never paid cash dividends on any of our capital stock. Pursuant to the terms of the Merger Agreement, we may declare and pay a special cash dividend to our stockholders of record prior to the Merger consisting of cash up to an amount equal in the aggregate of the amount by which our net cash will exceed $5.0 million. The amount of such special cash dividend is currently uncertain, pending the determination of our outstanding obligations and net cash position as of the closing of the Merger. Other than such potential special cash dividend in connection with the closing of the Merger, we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

As of March 31, 2024, we had only 4 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more employees may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger and run our day-to-day business operations, as well as fulfill our reporting obligations as a public company.

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

We believe our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations through the middle of fiscal year 2025. Our review of our strategic options may impact this projection. Conducting a Phase 3 PRECISION-AF trial clinical trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. In 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock in an “at the market offering.” As of December 31, 2022, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585), which expired in March 2024. In April 2024, we terminated such sales agreement in accordance with its terms. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•
the timing and outcome of the strategic review process;
•
the consummation of any particular strategic transactions, including the Merger;
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

If we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a material adverse effect on our ability to consummate the Merger, raise additional funds as well as the price and liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market we are required to meet certain listing requirements, including, among others, (i) a minimum closing bid price of $1.00 per share, (ii) a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and (iii) either: (x) stockholders’ equity of at least $2.5 million; or (y) a total market value of listed securities of at least $35 million. In addition, pursuant to the terms of the Merger Agreement we are required to use commercially reasonable efforts to maintain our listing on Nasdaq until the effective time of the First Merger.

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

The delisting of our common stock from a national exchange may impair our ability to consummate the Merger and could impair the liquidity and market price of the common stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of the common stock as a result of that delisting could adversely affect our ability to consummate the Merger or raise capital on terms acceptable to us, or at all.

In future periods, if we do not meet the minimum stockholders’ equity, minimum closing bid price requirements, or any other listing requirements, we would be subject to delisting from the Nasdaq Capital Market.

As of April 24, 2024, the closing price of our common stock was $3.63 per share, and the total market value of our listed securities was approximately $52.7 million. As of March 31, 2024, we had stockholders’ equity of $35.1 million.

Our financial statements for the quarter ended March 31, 2024 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended March 31, 2024 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations through the middle of fiscal year 2025. Our future viability beyond that point is dependent on the results of the strategic review process and our ability to raise additional capital to fund our operations. We expect to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see discussion above regarding the Merger. Should we pursue additional clinical trials for our product candidates, we will have to raise additional capital for clinical trials of Gencaro. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Our Merger discussed above may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing, subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Our business could be adversely affected by the effects of health epidemics in regions where we or third parties on which we rely may have clinical trial sites or other business operations.

Our business could be adversely affected by health epidemics in regions where we may have concentrations of future clinical trial sites or other business operations.

In addition, third party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by significant delays or restrictions resulting from any future health epidemic which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

The ultimate impact of any future health epidemic is highly uncertain and subject to change. These effects could have a material impact on our operations.

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

We may also encounter difficulty enrolling a sufficient number of patients in any future clinical trial, due to circumstances which are outside our control, including as a result of continued hostilities between Russia and Ukraine and Hamas' attack against Israel and the ensuing conflict.

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

We are dependent on our key personnel.

The success of our business is highly dependent on the principal members of our board of directors and executive management. The loss of the services of any such individual might seriously harm our product development, partnering and financing efforts. Recruiting and training personnel with the requisite skills is challenging and we compete for talent with companies that are larger and have more financial resources.

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

We also have obtained intellectual property related to the use of Gencaro for various cardiovascular indications in the genetic population we plan to study in Phase 3. The approved label may not contain language covered by our patents and it is possible the intellectual property may not preclude others from commercializing a generic version of Gencaro, which could cause our business to suffer. Additionally, the patents may be invalidated and/or we may be unsuccessful in enforcing them.

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

•
failure to complete, or delays in completing the Merger;
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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2024, approximately 14.5 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2024, there were approximately 646,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2024 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

We have never paid cash dividends on any of our capital stock. As a result, other than the potential special cash dividend described below, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, pursuant to the terms of the Merger Agreement, we may declare and pay a special cash dividend to our stockholders of record prior to the closing of the Merger consisting of cash up to an amount equal in the aggregate of the amount by which our net cash will exceed $5.0 million. See, “We have never paid and, other than in connection with the Merger with Oruka, do not intend to pay any cash dividends in the foreseeable future” for further discussion on the special cash dividend.

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

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1*	Agreement and Plan of Merger and Reorganization, dated as of April 2, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp. and Oruka Therapeutics, Inc.	8-K	4/3/2024	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	8-K	6/28/2021	3.1
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	4/3/2024	3.1
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Form of Oruka Support Agreement	8-K	4/3/2024	10.1
10.2*	Form of Oruka Subscription Agreement	8-K	4/3/2024	10.2
10.3	Form of ARCA Support Agreement	8-K	4/3/2024	10.3
10.4	Form of Lock-Up Agreement	8-K	4/3/2024	10.4
10.5	Separation Agreement and Release, by and between ARCA and Michael Bristow, dated as of April 3, 2024.	8-K	4/4/2024	10.1
10.6**	Consulting Agreement, by and between ARCA and Michael Bristow, dated as of April 3, 2024.	8-K	4/4/2024	10.2
10.7	Second Amendment to Retention Bonus Letter, dated April 22, 2024, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K	4/23/2024	10.1
10.8	Second Amendment to Retention Bonus Letter, dated April 22, 2024, by and between ARCA biopharma, Inc. and C. Jeffrey Dekker.	8-K	4/23/2024	10.2
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents (filed electronically herewith)				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)
The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

* Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

** Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 25, 2024