Form 10-Q
period 2024-06-30
ARCA biopharma, Inc.
filed 2024-08-01
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

(720) 940-2100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On July 31, 2024: 14,507,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,283	$37,431
Other current assets	537	161
Total current assets	33,820	37,592
Right-of-use asset - operating	8	247
Property and equipment, net	4	10
Other assets	12	12
Total assets	$33,844	$37,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$571	$362
Accrued compensation and employee benefits	109	100
Accrued expenses and other liabilities	591	175
Total current liabilities	1,271	637
Operating lease liability, net of current portion	—	204
Total liabilities	1,271	841
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2024 and December 31, 2023; 14,507,143 shares and 14,501,143 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	225,987	225,747
Accumulated deficit	(193,428)	(188,741)
Total stockholders’ equity	32,573	37,020
Total liabilities and stockholders’ equity	$33,844	$37,861

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Costs and expenses:
General and administrative	$2,992	$1,719	$5,309	$3,125
Research and development (related party - $0 in 2024; and $108 and $216 as of the three and six months ended June 30, 2023, respectively)	130	254	295	644
Total costs and expenses	3,122	1,973	5,604	3,769
Loss from operations	(3,122)	(1,973)	(5,604)	(3,769)

Interest and other income	444	493	917	943
Net loss	$(2,678)	$(1,480)	$(4,687)	$(2,826)

Net loss per share:
Basic and diluted	$(0.18)	$(0.10)	$(0.32)	$(0.20)
Weighted average shares outstanding:
Basic and diluted	14,506,879	14,410,143	14,504,011	14,410,143

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2022	14,410,143	$14	$225,061	$(183,402)	$41,673
Share-based compensation	—	—	204	—	204
Net loss	—	—	—	(1,346)	(1,346)
Balance, March 31, 2023	14,410,143	14	225,265	(184,748)	40,531
Share-based compensation	—	—	187	—	187
Net loss	—	—	—	(1,480)	(1,480)
Balance, June 30, 2023	14,410,143	14	225,452	(186,228)	39,238
Share-based compensation	—	—	154	—	154
Net loss	—	—	—	(1,424)	(1,424)
Balance, September 30, 2023	14,410,143	14	225,606	(187,652)	37,968
Issuance of common stock upon vesting of Restricted Stock Units	91,000	—	—	—	—
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(1,089)	(1,089)
Balance, December 31, 2023	14,501,143	14	225,747	(188,741)	37,020
Share-based compensation	—	—	114	—	114
Net loss	—	—	—	(2,009)	(2,009)
Balance, March 31, 2024	14,501,143	14	225,861	(190,750)	35,125
Issuance of common stock upon stock option exercise	6,000	—	14	—	14
Share-based compensation	—	—	112	—	112
Net loss	—	—	—	(2,678)	(2,678)
Balance, June 30, 2024	14,507,143	$14	$225,987	$(193,428)	$32,573

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,687)	$(2,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	8
Amortization of right-of-use asset - operating	25	50
Share-based compensation	226	391
Change in operating assets and liabilities:
Other current assets	(376)	(345)
Accounts payable	209	(93)
Accrued compensation and employee benefits	9	17
Accrued expenses and other liabilities	426	509
Net cash used in operating activities	(4,162)	(2,289)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock associated with stock options	14	—
Net cash provided by financing activities	14	—
Net decrease in cash and cash equivalents	(4,148)	(2,289)
Cash and cash equivalents, beginning of year	37,431	42,445
Cash and cash equivalents, end of period	$33,283	$40,156
Supplemental cash flow information:
Interest paid	$—	$-
Income tax refund received
Supplemental disclosure of noncash investing and financing transactions:
Leased assets and operating lease liabilities - amended lease term	$214	$—

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

On April 3, 2024, following a comprehensive review of strategic alternatives, the Company, Atlas Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARCA (“Merger Sub I”), Atlas Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of ARCA (“Merger Sub II”) and Oruka Therapeutics, Inc., a Delaware corporation (“Oruka”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ARCA and the surviving corporation of such merger (the “First Merger”) and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Merger Sub II with Merger Sub II continuing as a wholly owned subsidiary of ARCA and the surviving entity of such merger (the “Second Merger” and together with the First Merger, the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In connection with the Merger, the Company will dispose of (or is in the process of disposing of) its legacy technology and intellectual property, including those related to Gencaro and rNAPc2. Any such disposal of legacy technology and intellectual property will be contingent upon obtaining stockholder approval for the Merger and is expected to occur immediately prior to or concurrently with the closing of the Merger. In the event that the Company shall enter into an agreement for any such sale or other disposition of its legacy assets at or prior to the closing of the Merger, the net proceeds received at or prior to the closing of the Merger will be included in the calculation of the net cash of ARCA as of the closing.

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

The Company believes that its current cash and cash equivalents as of June 30, 2024 will be sufficient to fund its operations through the end of fiscal year 2025. The future viability of the Company beyond that point is dependent on the results of the strategic review process and its ability to raise additional capital to fund its operations. The Company expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction, including the Merger Agreement. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and the Company has incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see Note 10 regarding the Merger Agreement and special dividend payment. Should the Company pursue additional clinical trials for its product candidates, it will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Depending on the results of the strategic review process, the Company may have to raise additional capital for clinical trials of Gencaro and to fund its operations. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of results expected for the full year ending December 31, 2024. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro and rNAPc2, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and six months ended June 30, 2024 and 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s June 30, 2024 and December 31, 2023 balance sheets.

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

Because the Company reported a net loss for the three and six months ended June 30, 2024 and 2023, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2024	2023
Potentially dilutive securities, excluded:
Outstanding stock options	607,055	619,782
Unvested restricted stock units	—	91,000
	607,055	710,782

(3) Fair Value Disclosures

There were no marketable securities as of June 30, 2024 or December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company had $33.2 million and $37.4 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the six months ended June 30, 2024.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2024	December 31, 2023
Computer equipment	3 years	$39	$39
Lab equipment	5 years	130	130
Furniture and fixtures	5 years	37	37
Computer software	3 years	16	16
		222	222
Accumulated depreciation and amortization		(218)	(212)
Property and equipment, net		$4	$10

For the six months ended June 30, 2024 and 2023, depreciation and amortization expense was $6,000 and $8,000 respectively.

(5) Related Party Arrangements

Separation of Michael Bristow, M.D., President, Chief Executive Officer and Director

Effective April 3, 2024, ARCA and Dr. Michael Bristow, President, Chief Executive Officer and a member of the Board mutually agreed to conclude Dr. Bristow’s employment and service as a director.

In connection with Dr. Bristow’s separation, ARCA and Dr. Bristow entered into a separation agreement (the “Separation Agreement”) on April 3, 2024. Pursuant to the terms of the Separation Agreement, ARCA provided to Dr. Bristow a lump sum payment equal to (i) twelve (12) months of Dr. Bristow’s base salary as of the last date of his employment and (ii) a cash payment of $25,000, less applicable withholdings. The severance benefits were conditioned on the non-revocation by Dr. Bristow of a legal release of claims and was paid in the second quarter of 2024.

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

Transactions with the Company’s Former President and Chief Executive Officer

The Company has entered into unrestricted research grants with its former President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. There was no expense under these arrangements for the six months ended June 30, 2024. Total expense under these arrangements for the six months ended June 30, 2023 was $216,000. In December 2023, the Company made a payment of $125,000 for the grant period July 2022 through December 2023 under these arrangements. In April 2024, Dr. Bristow resigned, see above.

(6) Commitments and Contingencies

The Company has or is subject to the following commitments and contingencies.

As of the date of this filing, one complaint has been filed by a purported ARCA stockholder against ARCA and its board of directors in connection with the proposed Merger. On May 20, 2024, a purported stockholder filed a complaint, captioned Wynter v. ARCA biopharma, Inc., et al., No.: 1:24-cv-1418-STV (D. Colo.) (the “Complaint”), against ARCA and its board of directors. The Complaint alleges that the defendants filed or caused to be filed a materially incomplete and misleading preliminary registration statement with the U.S. Securities and Exchange Commission (the “SEC”) and asserts claims under Sections 14(a) and 20(a) of the Exchange Act. The Complaint seeks an order enjoining the proposed Merger, or in the event that the proposed Merger is consummated, an order rescinding the Merger or awarding rescissory damages, as well as costs, including attorneys’ and experts’ fees. ARCA cannot predict the outcome of the Complaint. ARCA believes that the allegations and claims asserted in the Complaint are without merit and intends to defend against them vigorously. Additional lawsuits arising out of the Merger may be filed.

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

In December 2022, the Company’s Board of Directors approved retention bonuses for certain employees, subject to continued employment with the Company through the earlier of a change in control of the Company or certain clinical development decisions totaling $265,000. In November 2023, the retention bonuses were amended to increase the aggregate amount of the retention bonus by 50% and in order to assist with tax obligations associated with the vesting of certain Company restricted stock unit awards in December 2023, a total of $86,000 was paid in December 2023. In April 2024, the retention bonuses were again amended to increase the aggregate amount of the retention bonus, as discussed in Note 10. As of June 30, 2024, the unpaid retention bonuses totaled $444,000, none of which was accrued as of June 30, 2024, since there had not been a change in control or clinical development decision.

The Company and Christopher D. Ozeroff, the former Secretary, Senior Vice President and General Counsel of ARCA mutually agreed to conclude Mr. Ozeroff’s employment effective March 31, 2023. Pursuant to Mr. Ozeroff’s existing employment agreement, as previously amended, ARCA provided Mr. Ozeroff severance benefits pursuant to the terms of his existing employment agreement with the Company, as previously amended. The severance benefits included severance payments and reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA, whether he elects or is eligible to receive COBRA. During the year ended December 31, 2023, the Company recorded an expense of $159,000 for these severance benefits, none of which remains unpaid.

The Company and Dr. Michael Bristow, former President, Chief Executive Officer and a member of the board of directors of ARCA mutually agreed to conclude Dr. Bristow’s employment and service as a director, effective April 3, 2024. See Note 5.

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

Future minimum commitments due under the October 2020 Lease agreement, as amended, as of June 30, 2024 are as follows (in thousands):

Remaining in 2024	$25
Total remaining lease payments	25
Less: imputed lease interest	(1)
Less: Current portion	(24)
Operating lease liability, net of current portion	$—

Rent expense, which is included in general and administrative expense, for the six months ended June 30, 2024 and 2023 was $31,000 and $63,000, respectively.

As of June 30, 2024, the lease liability was $24,000, it is all current and is included in accrued expenses and other liabilities in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the six months ended June 30, 2024 and 2023 were $47,000 and $67,000, respectively. The weighted-average remaining lease term for the operating lease as of June 30, 2024 is 0.3 years. The discount rate for the operating lease is 7%.

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

Merger Agreement

See “Financing Transaction” discussion in Note 10 below.

(8) Share-based Compensation

For the three and six months ended June 30, 2024 and 2023, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$112	$145	$226	$308
Research and development	—	42	—	83
Total	$112	$187	$226	$391

Stock option transactions for the six months ended June 30, 2024 under the Company’s stock incentive plans were as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding - December 31, 2023	616,707	$4.76	7.35
Granted	42,000	1.64
Exercised	(6,000)	2.32
Forfeited and cancelled	(45,652)	10.05
Options outstanding - June 30, 2024	607,055	$4.17	7.00
Options exercisable - June 30, 2024	506,540	$4.44	6.90
Options vested and expected to vest - June 30, 2024	607,039	$4.17	7.00

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

(10) Merger Agreement

Merger Agreement

On April 3, 2024, ARCA, Merger Sub I, Merger Sub II and Oruka entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ARCA’s and the surviving corporation of the First Merger and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Merger Sub II with Merger Sub II continuing as a wholly owned subsidiary of ARCA’s and the surviving entity of the Second Merger. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the First Merger (the “First Effective Time”), (a) each then-outstanding share of Oruka common stock (including shares of Oruka common stock issued in the financing transaction described below) will be converted solely into the right to receive a number of shares of our common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (b) each then-outstanding share of Oruka preferred stock will be converted into the right to receive a number of shares of Series B Preferred Stock (as defined below) calculated in accordance with the Merger Agreement, (c) each then-outstanding option to purchase Oruka common stock will be assumed by ARCA, subject to adjustment as set forth in the Merger Agreement and (d) each then-outstanding warrant to purchase shares of Oruka common stock will be converted into a warrant to purchase shares of our common stock, subject to adjustment as set forth in the Merger Agreement and form of warrant. Under the terms of the Merger Agreement, prior to the closing of the transaction, ARCA’s board of directors will accelerate the vesting of all equity awards of ARCA’s then outstanding but not then vested or exercisable, and cancel each option (the “Out of the Money Options”) to acquire shares of our common stock with an exercise price per share greater than the volume weighted average closing trading price of a share of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the five (5) consecutive trading days ending three (3) days immediately prior to the closing date of the First Merger (the “Parent Closing Price”), in each case, in accordance with the terms of the Merger Agreement. At the First Effective Time, each option to acquire shares of our common stock with an exercise price less than or equal to the Parent Closing Price will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Parent Closing Price less the exercise price of such option.

Under the Exchange Ratio formula in the Merger Agreement, upon the First Effective Time, on a pro forma basis and based upon the number of shares of our common stock expected to be issued in the First Merger, pre-First Merger Oruka stockholders (including Oruka stockholders issued shares of Oruka common stock and pre-funded warrants in the Oruka pre-closing financing transaction described below) will own approximately 97.61% of the combined company and pre-First Merger ARCA stockholders will own approximately 2.39% of the combined company. For purposes of calculating the Exchange Ratio, (i) shares of our common stock underlying warrants and other rights to receive shares (other than Options to acquire shares of our common stock, to the extent cancelled at or prior to the First Effective Time in accordance with the Merger Agreement) outstanding as of immediately prior to the First Effective Time will be deemed to be outstanding, and (ii) all shares of Oruka common stock underlying outstanding Oruka stock options and warrants will be deemed to be outstanding. The Exchange Ratio will be adjusted to the extent that ARCA’s net cash at closing is less than $5.0 million and will be based on the amount of proceeds actually received by Oruka in the financing transaction described below, as further described in the Merger Agreement.

In addition, prior to the First Effective Time, ARCA expects to declare a cash dividend to the pre-First Merger ARCA stockholders equal in the aggregate to ARCA’s reasonable, good faith approximation of the amount by which ARCA’s net cash (as determined pursuant to the Merger Agreement) will exceed $5.0 million. ARCA management currently anticipates that ARCA’s net cash as of closing to be approximately $5.0 million, after giving effect to the special cash dividend, which is expected to be approximately $20.0 million.

In connection with the Merger, ARCA is required to seek the approval of its stockholders to, among other things, (a) issue shares of our common stock issuable in connection with the First Merger (including the shares of our common stock issuable under the Series B Preferred Stock) under the rules of Nasdaq, and (b) amend its amended and restated certificate of incorporation, to (i) effect a reverse stock split of our common stock (if deemed necessary by ARCA and Oruka), (ii) increase the number of shares of our common stock that it is authorized to issue, and (iii) such other changes as are mutually agreeable to ARCA and Oruka (the “ARCA Voting Proposals”).

Each of ARCA and Oruka has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using commercially reasonable efforts to obtain the requisite approval of its stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) ARCA using commercially reasonable efforts to maintain the existing listing of our common stock on Nasdaq and cause the shares of our common stock to be issued in connection with the First Merger to be approved for listing on Nasdaq prior to the First Effective Time, and (5) ARCA filing with the SEC and causing to become effective a registration statement to register shares of our common stock to be issued in connection with the First Merger, except as set forth in the Merger Agreement (the “Registration Statement”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by ARCA’s stockholders of the ARCA Voting Proposals, (2) approval by the requisite Oruka stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (3) Nasdaq’s approval of the initial listing application to be submitted in connection with the First Merger, (4) the effectiveness of the Registration Statement, (5) the expiration of any applicable waiting periods (or extensions thereof) under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended, (6) the Subscription Agreement (defined below) being in full force and effect providing for the receipt of proceeds of not less than $175,000,000 (including in the proceeds any notes contributed as consideration in the Oruka pre-closing financing transaction described below) and (7) to the extent ARCA has declared the cash dividend described above, ARCA delivering the aggregate amount distributable to the pre-First Merger ARCA stockholders to its’ transfer agent for further distribution to the pre-First Merger ARCA stockholders. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains certain termination rights of each of ARCA and Oruka. Upon termination of the Merger Agreement under specified circumstances, ARCA and Oruka may each be required to pay the other party a termination fee of $440,000.

Pursuant to a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock to be filed by ARCA with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Merger Agreement and the transactions thereunder, ARCA will establish the terms of a new series of preferred stock of ARCA designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). Holders of the Series B Preferred Stock will be entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-ARCA common stock basis, and in the same form as dividends actually paid on shares of our common stock. Except as otherwise required by the Certificate of Designation or law, the Series B Preferred Stock will not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, ARCA will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the ARCA Series B Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend ARCA’s certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of the Series B Preferred Stock, (d) file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock (as defined in the Certificate of Designation), if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the ARCA Series B Preferred Stock, (e) issue further shares of the Series B Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of the Series B Preferred Stock, (f) at any time while at least 30% of the originally issued ARCA Series B Preferred Stock remains issued and outstanding, consummate either (A) a Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of ARCA or other business combination in which ARCA’s stockholders immediately before such transaction do not hold at least a majority of the capital stock of ARCA immediately after such transaction, or (f) enter into any agreement with respect to any of the foregoing. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of ARCA.

Following the First Effective Time, each share of Series B Preferred Stock then outstanding shall be convertible, at any time and from time to time, at the option of the holder of the Series B Preferred Stock, into a number of shares equal to 1,000 shares of our common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of our common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (initially set at 9.99%) of the total number of shares of our common stock issued and outstanding immediately after giving effect to such conversion.

At the First Effective Time, the combined company’s board of directors is expected to consist of six (6) members, all of whom will be designated by Oruka. Upon the closing of the transaction, the combined company will be led by Oruka’s chief executive officer.

Financing Transaction

Concurrently with the execution and delivery of the Merger Agreement, certain parties entered into a subscription agreement with Oruka (as amended and restated, the “Subscription Agreement”), pursuant to which they have agreed, subject to the terms and conditions of such agreement, to purchase immediately prior to the consummation of the First Merger, shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock (together, the “PIPE Securities”) for an aggregate purchase price of approximately $275.0 million. On July 3, 2024, the Subscription was amended and restated to provide for, among other things, for warrants to be issued to certain of Oruka’s employees, directors and service providers. The consummation of the transactions contemplated by such agreement is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the Subscription Agreement. Shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock issued pursuant to this financing transaction will be converted into shares of our common stock and pre-funded warrants to acquire shares our common stock, in accordance with the Exchange Ratio and the Merger Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, concerning ARCA, Oruka, the proposed pre-closing financing and the proposed merger between ARCA and Oruka (collectively, the “Proposed Transactions”) and other matters. These forward-looking statements include, but are not limited to, express or implied statements relating to ARCA’s or Oruka’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future including, without limitation, statements regarding: the Proposed Transactions and the expected effects, perceived benefits or opportunities, including investment amounts from investors and expected proceeds, and related timing with respect thereto, expectations regarding or plans for discovery, preclinical studies, clinical trials and research and development programs, in particular with respect to ORKA-001 and ORKA-002, and any developments or results in connection therewith, including the target product profile of each of ORKA-001 and ORKA-002; the anticipated timing of the commencement of and results from those studies and trials; expectations regarding the use of proceeds, the sufficiency of post-transaction resources to support the advancement of Oruka’s pipeline through certain milestones and the time period over which Oruka’s post-transaction capital resources will be sufficient to fund its anticipated operations; the cash balance of the combined entity at closing; expectations regarding the treatment of psoriasis and associated diseases; expectations related to ARCA’s contribution and payment of dividends in connection with the merger, including the timing thereof; and the expected trading of the combined company’s stock on Nasdaq under the ticker symbol “ORKA,” potential future development plans for Gencaro our ability to secure sufficient financing to support any clinical trials for Gencaro,the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, and the ability of ARCA’s financial resources to support its operations at the current levels through the end of fiscal year 2025, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, or our ability to maintain listing of our common stock on a national exchange. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including, without limitation in our Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

Our lead product candidate is Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation (“AF”) in patients with chronic heart failure (“HF”). Gencaro is being developed for patients who have a genotype that identifies a drug target associated with heightened efficacy.

Merger Agreement

On April 3, 2024, we, Atlas Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ARCA (“Merger Sub I”), Atlas Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of ARCA (“Merger Sub II”) and Oruka Therapeutics, Inc., a Delaware corporation (“Oruka”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ours and the surviving corporation of such merger (the “First Merger”) and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Merger Sub II with Merger Sub II continuing as a wholly owned subsidiary of ours and the surviving entity of such merger (the “Second Merger” and together with the First Merger, the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the

Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the First Merger (the “First Effective Time”), (a) each then-outstanding share of Oruka common stock (including shares of Oruka common stock issued in the financing transaction described below) will be converted solely into the right to receive a number of shares of our common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”), (b) each then-outstanding share of Oruka preferred stock will be converted into the right to receive a number of shares of Series B Preferred Stock (as defined below) of ours calculated in accordance with the Merger Agreement (c) each then-outstanding option to purchase Oruka common stock will be assumed by us, subject to adjustment as set forth in the Merger Agreement and (d) each then-outstanding warrant to purchase shares of Oruka common stock will be converted into a warrant to purchase shares of our common stock, subject to adjustment as set forth in the Merger Agreement and form of warrant. Under the terms of the Merger Agreement, prior to the closing of the transaction, our board of directors (the “Board”) will accelerate the vesting of all equity awards of ours then outstanding but not then vested or exercisable, and cancel each option (the “Out of the Money Options”) to acquire shares of our common stock with an exercise price per share greater than the volume weighted average closing trading price of a share of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”) for the five (5) consecutive trading days ending three (3) days immediately prior to the closing date of the First Merger (the “Parent Closing Price”), in each case, in accordance with the terms of the Merger Agreement. At the First Effective Time, each option to acquire shares of our common stock with an exercise price less than or equal to the Parent Closing Price will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Parent Closing Price less the exercise price of such option.

Under the Exchange Ratio formula in the Merger Agreement, upon the First Effective Time, on a pro forma basis and based upon the number of shares of our common stock expected to be issued in the First Merger, pre-First Merger Oruka stockholders (including Oruka stockholders issued shares of Oruka common stock and pre-funded warrants in the financing transaction described below) will own approximately 97.61% of the combined company and pre-First Merger ARCA stockholders will own approximately 2.39% of the combined company. For purposes of calculating the Exchange Ratio, (i) shares of our common stock underlying warrants and other rights to receive shares (other than Options to acquire shares of our common stock, to the extent cancelled at or prior to the First Effective Time in accordance with the Merger Agreement) outstanding as of immediately prior to the First Effective Time will be deemed to be outstanding, and (ii) all shares of Oruka common stock underlying outstanding Oruka stock options and warrants will be deemed to be outstanding. The Exchange Ratio will be adjusted to the extent that our net cash at closing is less than $5.0 million and will be based on the amount of proceeds actually received by Oruka in the financing transaction described below, as further described in the Merger Agreement.

In addition, prior to the First Effective Time, we expect to declare a cash dividend to the pre-First Merger ARCA stockholders equal in the aggregate to our reasonable, good faith approximation of the amount by which our net cash (as determined pursuant to the Merger Agreement) will exceed $5.0 million. Our management currently anticipates that our net cash as of closing to be approximately $5.0 million, after giving effect to the special cash dividend, which is expected to be approximately $20.0 million.

In connection with the Merger, we are required to seek the approval of its stockholders to, among other things, (a) issue shares of our common stock issuable in connection with the First Merger (including the shares of our common stock issuable under the Series B Preferred Stock) under the rules of Nasdaq, and (b) amend its amended and restated certificate of incorporation, to (i) effect a reverse stock split of our common stock (if deemed necessary by us and Oruka), (ii) increase the number of shares of our common stock that we are authorized to issue, and (iii) such other changes as are mutually agreeable to us and Oruka (the “ARCA Voting Proposals”).

Each of we and Oruka has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using commercially reasonable efforts to obtain the requisite approval of its stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) us using commercially reasonable efforts to maintain the existing listing of the our common stock on Nasdaq and cause the shares of our common stock to be issued in connection with the First Merger to be approved for listing on Nasdaq prior to the First Effective Time, and (5) us filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement to register shares of our common stock to be issued in connection with the First Merger, except as set forth in the Merger Agreement (the “Registration Statement”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by our stockholders of the ARCA Voting Proposals, (2) approval by the requisite Oruka stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (3) Nasdaq’s approval of the initial listing application to be submitted in connection with the First Merger, (4) the effectiveness of the Registration Statement, (5) the expiration of any applicable waiting periods (or extensions thereof) under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended, (6) the Subscription Agreement (as defined below) being in full force and effect providing for the receipt of proceeds of not less than $175,000,000 (including in the proceeds any notes contributed as consideration in the financing transaction described below) and (7) to the extent we have declared the cash dividend described above, us delivering the aggregate amount distributable to the pre-First Merger ARCA stockholders to our transfer agent for further distribution to the pre-First Merger ARCA stockholders. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

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

Following the First Effective Time, each share of Series B Preferred Stock then outstanding shall be convertible, at any time and from time to time, at the option of the holder of the Series B Preferred Stock, into a number of shares equal to 1,000 shares of our common stock, subject to certain limitations, including that a holder of Series B Preferred Stock is prohibited from converting shares of Series B Preferred Stock into shares of our common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (initially set at 9.99%) of the total number of shares of our common stock issued and outstanding immediately after giving effect to such conversion.

At the First Effective Time, the combined company's board of directors is expected to consist of six (6) members, all of whom will be designated by Oruka. Upon the closing of the transaction, the combined company will be led by Oruka’s chief executive officer.

In connection with the Merger, ARCA will dispose of (or is in the process of disposing of) its legacy technology and intellectual property, including those related to Gencaro™ (bucindolol hydrochloride) and Recombinant Nematode Anticoagulant Protein c2 (“rNAPc2”). Any such disposal of legacy technology and intellectual property will be contingent upon obtaining stockholder approval for the Merger and is expected to occur immediately prior to or concurrently with the closing of the Merger. In the event that ARCA shall enter into an agreement for any such sale or other disposition of its legacy assets at or prior to the closing of the Merger, the net proceeds received at or prior to the closing of the Merger will be included in the calculation of the net cash of ARCA as of the closing.

Financing Transaction

Concurrently with the execution and delivery of the Merger Agreement, certain parties entered into a subscription agreement with Oruka (as amended and restated, the “Subscription Agreement”), pursuant to which they have agreed, subject to the terms and conditions of such agreement, to purchase immediately prior to the consummation of the First Merger, shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock (together, the “PIPE Securities”) for an aggregate purchase price of approximately $275.0 million. On July 3, 2024, the Subscription was amended and restated to provide for, among other things, for warrants to be issued to certain of Oruka’s employees and service providers. The consummation of the transactions contemplated by such agreement is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the Subscription Agreement. Shares of Oruka common stock and pre-funded warrants to purchase shares of Oruka common stock issued pursuant to this financing transaction will be converted into shares of our common stock and pre-funded warrants to acquire shares our common stock, in accordance with the Exchange Ratio and the Merger Agreement.

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

In connection with Dr. Bristow’s separation, ARCA and Dr. Bristow entered into a separation agreement (the “Separation Agreement”) on April 3, 2024. Pursuant to the terms of the Separation Agreement, ARCA provided to Dr. Bristow a lump sum payment equal to (i) twelve (12) months of Dr. Bristow’s base salary as of the last date of his employment and (ii) a cash payment of $25,000, less applicable withholdings. The severance benefits were conditioned on the non-revocation by Dr. Bristow of a legal release of claims and was paid in the second quarter of 2024.

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

We are developing Gencaro to treat atrial fibrillation (“AF”) in patients with chronic heart failure (“HF”). AF is the most common form of cardiac arrhythmia, a disruption of the heart’s normal rhythm or rate. HF is a chronic condition in which the heart is unable to pump enough blood to meet the body’s needs. AF and HF commonly occur together. In HF patients, the development of AF leads to worsening symptoms, and increased risk of hospitalization and death. Current treatment options for AF in HF patients are limited, and can be invasive, costly and dangerous.

Our development plan for Gencaro focuses on the treatment of AF in patients with higher ejection fraction HF, those who have an ejection fraction (“EF”) of 40% and higher who also have the genotype we believe is optimal for Gencaro efficacy. This population of HF encompasses more than half of all HF patients in the United States and Europe. There are currently few approved or effective drug therapies to treat AF or HF in this patient population.

Our development plan for Gencaro is based on our published analysis of the Phase 2b clinical trial of Gencaro for the prevention of AF in HF patients, known as GENETIC-AF. This analysis showed novel results for Gencaro in patients in the clinical trial with EF’s of 40% and higher. We currently have an agreement with the FDA, known as a Special Protocol Assessment (“SPA”) for the requirements of a Gencaro Phase 3 clinical trial, PRECISION-AF, that would support approval of Gencaro if successful. The Phase 3 pivotal clinical trial of Gencaro conducted under an SPA will include secondary endpoints that are intended to capture some of this information, such as a reduction in the need to deploy rhythm control interventions including electrical cardioversion, catheter ablation and use of anti-arrhythmic drugs and avoidance of drug-related complications such as bradycardia. We were issued a United States patent in February 2021 for the use of Gencaro in a patient population identified as part of the clinical trial. We believe this patent will substantially extend the patent protection for our planned development of Gencaro into 2039. We have sought or are seeking similar patent protection in other countries.

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

Recombinant Nematode Anticoagulant Protein c2 (“rNAPc2”) (AB201) is a protein therapeutic in clinical development as a potential treatment for patients with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS-CoV-2 pandemic, we believe rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. We initiated a Phase 2b clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020 and completed patient enrollment in the fourth quarter 2021. In the clinical trial, both doses of rNAPc2 demonstrated a treatment benefit for patients based on the coagulation biomarker D-dimer, however, neither dose achieved statistical significance for the primary efficacy endpoint of change in D-dimer level from Baseline to Day 8 compared to standard of care heparin.

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

We believe our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations through the end of fiscal year 2025. Our future viability beyond that point is dependent on the results of the strategic review process and our ability to raise additional capital to fund our operations. We expect to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger Agreement. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see discussion above regarding the Merger Agreement and special dividend payment. Should we pursue additional clinical trials for our product candidates, we will have to raise additional capital for clinical trials of Gencaro. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Our Merger Agreement discussed above may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing, subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing.

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

Results of Operations

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $3.0 million for the three months ended June 30, 2024, compared to $1.7 million for the corresponding period of 2023, an increase of $1.3 million. G&A expenses were $5.3 million for the six months ended June 30, 2024 compared to $3.1 million for the corresponding period of 2023, an increase of $2.2 million. During the three and six months ended June 30, 2024, we recorded $370,000 for one-time termination benefits related to the separation of Dr. Michael Bristow, the former Chief Executive Officer of ARCA, effective April 3, 2024. During the three months ended March 31, 2023, we recorded $159,000 for one-time termination benefits related to the mutually agreed to conclusion of Christopher D. Ozeroff's employment, the former Secretary, Senior Vice President and General Counsel of ARCA, effective March 31, 2023. The increase for the three month period was primarily the result of a $0.9 million increase in professional fees primarily related to the Merger Agreement discussed above and $0.4 million higher one-time termination benefits from the terminations discussed above. The increase for the six month period was primarily a result of a $2.0 million increase in professional fees primarily related to the Merger Agreement discussed above and $0.2 million higher one-time termination benefits from the terminations discussed above.

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

Research and Development Expenses

Research and development (“R&D”) expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs.

R&D expense for the three months ended June 30, 2024 was $0.1 million compared to $0.3 million for the corresponding period of 2023, a decrease of $0.1 million. R&D expense for the six months ended June 30, 2024 was $0.3 million compared to $0.6 million for the corresponding period of 2023, a decrease of $0.3 million.

R&D personnel costs decreased approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of 2023, due to decreased headcount.

Manufacturing process development costs for the three and six months ended June 30, 2024 and 2023 were consistent.

R&D expense decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2024 related to the unrestricted research grants with ARCA's former President and Chief Executive Officer’s academic research laboratory at the University of Colorado. There was no expense under these arrangements for the three or six months ended June 30, 2024. Total expense under these arrangements for the three and six months ended June 30, 2023 was $108,000 and $216,000, respectively. In December 2023, the Company made a payment of $125,000 for the grant period July 2022 through December 2023 under these arrangements. In April 2024, the former President and Chief Executive Officer resigned.

R&D expense in 2024 is expected to be lower than 2023 while we explore strategic alternatives. Should we resume clinical trials of product candidates, we expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress.

Interest and Other Income

Interest and other income was $444,000 and $493,000 in the three months ended June 30, 2024 and 2023, respectively. Interest and other income was $917,000 and $943,000 in the six months ended June 30, 2024 and 2023. Interest income was higher due to higher interest rates in 2024 compared to the corresponding periods of 2023.

Interest income for the remainder of 2024 is expected to be lower than the first half of 2024 as we use cash to fund operations.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$33,283	$37,431

As of June 30, 2024, we had total cash and cash equivalents of $33.3 million, as compared to $37.4 million as of December 31, 2023. The net decrease of $4.1 million primarily reflects the cash used in operating activities during the six months ended June 30, 2024.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in:
Operating activities	$(4,162)	$(2,289)
Investing activities	—	—
Financing activities	14	—
Net decrease in cash and cash equivalents	$(4,148)	$(2,289)

Net cash used in operating activities for the six months ended June 30, 2024 was higher than the same period in 2023. This net increase of $1.9 million was primarily due to higher outflows related to changes in operating assets and liabilities and a higher net loss in 2024, as discussed in Results of Operations above.

There were no investing activities in the six months ended June 30, 2024 and 2023.

Net cash provided by financing activities in the six months ended June 30, 2024 of $14,000 related to proceeds from a stock option exercise. There were no financing activities in the six months ended June 30, 2023.

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

We believe our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations through the end of fiscal year 2025. Our future viability beyond that point is dependent on the results of the strategic review process and our ability to raise additional capital to fund our operations. We expect to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger Agreement. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see discussion above regarding the Merger Agreement and special dividend payment. Should we pursue additional clinical trials for our product candidates, we will have to raise additional capital for clinical trials of Gencaro. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Our Merger Agreement discussed above may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing, subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. If we resume the development of product candidates, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

On April 3, 2024, following a comprehensive review of strategic alternatives, we, Atlas Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ours (“Merger Sub I”), Atlas Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of ours (“Merger Sub II”) and Oruka Therapeutics, Inc., a Delaware corporation (“Oruka”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into Oruka, with Oruka continuing as a wholly owned subsidiary of ours and the surviving corporation of the merger (the “First Merger”) and as part of the same overall transaction, the surviving corporation in the First Merger will merge with and into Merger Sub II with Merger Sub II continuing as a wholly owned subsidiary of ours and the surviving entity of the merger (the “Second Merger” and together with the First Merger, the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In connection with the Merger, we will dispose of (or are in the process of disposing of) our legacy technology and intellectual property, including those related to Gencaro and rNAPc2. Any such disposal of legacy technology and intellectual property will be contingent upon obtaining stockholder approval for the Merger and is expected to occur immediately prior to or concurrently with the closing of the Merger. In the event that we shall enter into an agreement for any such sale or other disposition of its legacy assets at or prior to the closing of the Merger, the net proceeds received at or prior to the closing of the Merger will be included in the calculation of the net cash of ARCA as of the closing.

Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. In the event that we do not complete the Merger, we may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company. See "Merger Agreement" discussion above.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2023 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Commitments and Contingencies” in Note 6 to the condensed consolidated financial statements included in this report.

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

Risks Related to the Merger

•
Failure to complete, or delays in completing, the potential merger with Oruka could materially and adversely affect our results of operations, business, financial results and/or common stock price.
•
The exchange ratio will not change or otherwise be adjusted based on the market price of our common stock.
•
The issuance of our common stock, including shares of our common stock issuable upon conversion of our Series B Preferred Stock, to Oruka stockholders pursuant to the Merger Agreement and the resulting change in control from the First Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Oruka stockholders. Failure to obtain these approvals would prevent the closing of the Merger.
•
If we complete the Merger, the combined company will need to raise additional capital and satisfy certain contractual obligations by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.
•
Our expected disposal of our historical assets and operations in connection with our proposed Merger with Oruka will make us a shell company. As a result, we will be subject to more stringent reporting requirements, offering limitations and resale restrictions.
•
Some of our and Oruka’s directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.
•
Our stockholders and Oruka stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Oruka common stock issued in the Oruka pre-closing financing.

Risks Related to the Reverse Stock Split

•
The reverse stock split may not increase our stock price over the long-term.
•
The reverse stock split may decrease the liquidity of our common stock.
•
The reverse stock split may lead to a decrease in our overall market capitalization.

Risks Related to ARCA

•
We have a limited operating history, no history of commercializing products, have not generated any product revenue, have incurred significant operating losses since inception and anticipate continuing to incur net losses for the foreseeable future.

•
We will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions or partnerships, to continue development of Gencaro, rNAPc2 or any of our other product candidates.
•
If we do not successfully consummate the Merger or another strategic transaction, our board of directors may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of ARCA.
•
If the Merger is not consummated and should we pursue additional clinical trials for our product candidates, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction.
•
Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock, which could have a material adverse effect on our ability to consummate the Merger.

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

Applying the exchange ratio, the former Oruka securityholders immediately before the Merger are expected to own approximately 97.61% of the aggregate number of shares of the combined company’s capital stock following the Merger (on a fully-diluted basis), and our securityholders immediately before the Merger are expected to own approximately 2.39% of the aggregate number of shares of the combined company’s capital stock following the Merger (on a fully-diluted basis), subject to certain assumptions, including, but not limited to, our net cash as of closing being equal to $5.0 million. In the event our net cash is below $5.0 million, the exchange ratio will be adjusted such that the number of shares issued to Oruka’s pre-closing securityholders will be increased, and our stockholders will own a smaller percentage of the combined company following the consummation of the Merger.

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

The issuance of our common stock, including the shares of our common stock issuable upon conversion of ARCA Series B Preferred Stock, to Oruka stockholders pursuant to the Merger Agreement and the resulting change in control from the First Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Oruka stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, our stockholders must approve, among other things, the issuance of our common stock, including shares of our common stock issuable upon conversion of our Series B non-voting convertible preferred stock (“Series B Preferred Stock”), to Oruka stockholders pursuant to the Merger Agreement and the resulting change in control from the First Merger, and Oruka stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Oruka is obligated to complete the Merger if there is a material adverse effect affecting the other party between April 3, 2024, the date of the Merger Agreement, and the closing of the Merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general economic or political conditions, industry-wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics, other public health events or force majeure events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect us or Oruka, the other party would still be obliged to consummate the closing of the Merger notwithstanding such material adverse effect. If any such adverse effects occur and we consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to the stockholders of ARCA, Oruka or both.

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

If we complete the Merger, the combined company will need to raise additional capital and satisfy certain contractual obligations by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

On April 3, 2024, Oruka entered into, and on July 3, 2024 amended and restated, a subscription agreement (as amended and restated, the “Subscription Agreement”) with certain investors, including existing investors of Oruka, pursuant to which the investors agreed to purchase, in the aggregate, $275.0 million (which includes $25.0 million of proceeds previously received from the issuance of the

Convertible Note and accrued interest on such note) in shares of common stock and pre-funded warrants of Oruka immediately prior to the closing of the Merger, referred to as the Oruka pre-closing financing. The closing of the Oruka pre-closing financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the Merger as well as certain other conditions. The shares of Oruka common stock and pre-funded warrants issued in the Oruka pre-closing financing will result in dilution to all securityholders of the combined company (i.e., both our pre-Merger securityholders and former Oruka securityholders). Furthermore, pursuant to the amended and restated offer letter agreement between Oruka and Lawrence Klein, Oruka is obligated to issue additional options to purchase shares of Oruka common stock in order to maintain Dr. Klein’s ownership in Oruka at approximately 5.0% on a fully-diluted basis (the “Target Ownership Percentage”) until Oruka has raised an aggregate of $200.0 million (the “Covered Limit”). As a result, Oruka expects to issue Dr. Klein warrants of Oruka in full satisfaction of such obligation to maintain his ownership in Oruka at the Target Ownership Percentage concurrently with the closing of the Oruka pre-closing financing up to the Covered Limit. Such warrants granted will result in further dilution to all securityholders of the combined company.

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

In addition, as a result of our assumption of the Paragon Option Agreements in connection with the Merger, the combined company will be subject to the obligation to grant to Paruka, on each of December 31, 2024 and December 31, 2025, warrants to purchase a number of shares equal to 1.00% of the outstanding shares of our common stock as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares on the grant date. Such warrants granted will result in further dilution to all securityholders of the combined company.

Transfers of the combined company’s securities utilizing Rule 144 of the Securities Act may be limited.

A significant portion of the combined company’s securities will be restricted from immediate resale. Holders should be aware that transfers of the combined company’s securities pursuant to Rule 144 may be limited as Rule 144 is not available, subject to certain exceptions, for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. Our expected disposal of our historical assets and operations in connection with the Merger with Oruka will make it a shell company. We anticipate that following the consummation of the Merger, the combined company will no longer be a shell company. As a result, we anticipate that holders will not be able to sell their restricted combined company securities pursuant to Rule 144 without registration until one year after we file the Current Report on Form 8-K following the closing that includes the required Form 10 information that reflects that the combined company is no longer a shell company.

Our expected disposal of our historical assets and operations in connection with our proposed Merger with Oruka will make us a shell company. As a result, we will be subject to more stringent reporting requirements, offering limitations and resale restrictions.

We have two remaining ongoing development programs, Gencaro and rNAPc2, and we will dispose of (or is in the process of disposing of) our legacy technology and intellectual property, including those related to Gencaro and rNAPc2. Any such disposal of legacy technology and intellectual property will be contingent upon obtaining stockholder approval for the Merger. As such, we expect to become a shell company upon consummation of the Merger, and our Merger with Oruka would be subject to the requirements applicable to shell company business combinations; provided, however, that if the Merger is not consummated, the disposal of our legacy technology and intellectual property is not expected to occur and we would therefore not expect to become a shell company.

The requirements applicable to shell company business combinations are as follows:

•
the combined company will need to file a Form 8-K to report the Form 10 type information after closing with the SEC reflecting its status as an entity that is not a shell company;
•
we are not, and the combined company will not be, eligible to use a Form S-3 until 12 full calendar months after closing;
•
the combined company will need to wait at least 60 calendar days after closing to file a Form S-8 for any equity plans or awards;
•
the combined company will be an “ineligible issuer” for three years following the closing, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus, or (iii) taking advantage of well-known seasoned issuer status despite its public float;

•
investors who (i) are affiliates of Oruka at the time the Merger is submitted for the vote or consent of Oruka stockholders, (ii) receive securities of the combined company in the Merger (i.e., Rule 145(c) securities) and (iii) publicly offer or sell such securities, will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities, and accordingly such securities may not be included in the Form S-1 resale registration statement anticipated to be filed after the closing of the Merger unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus;
•
Rule 144(i)(2) will limit the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the combined company per Rule 144 (i.e., holders of restricted securities and any affiliates of the public company are also affected) until one year after the Form 10 information is filed with the SEC.

The foregoing SEC requirements would increase the combined company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Further, such requirements will add burdensome restrictions on the resale of combined company shares by affiliates of Oruka and any holders of “restricted” or “control” securities.

Some of our and Oruka’s directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Our and Oruka’s directors and executive officers may have interests in the Merger that are different from, or in addition to, the interests of other of our stockholders generally. These interests with respect to our directors and executive officers may include, among others, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage.

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

Our stockholders and Oruka stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Oruka common stock issued in the Oruka pre-closing financing.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders and Oruka stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Our securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, our current stockholders will generally own a smaller percentage of the combined company than their ownership of our company prior to the Merger. Immediately after the Merger, our stockholders as of immediately prior to the Merger are expected to own approximately 2.39% of the outstanding shares of capital stock of the combined company (on a fully-diluted basis), and former holders of Oruka securities are expected to own approximately 97.61% of the outstanding shares of capital stock of the combined company (on a fully-diluted basis), subject to certain assumptions, including, but not limited to, our net cash as of closing being equal to $5.0 million. The Chief Executive Officer of Oruka will serve as the Chief Executive Officer of the combined company following the completion of the Merger.

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

As of the date of this filing, one complaint has been filed by a purported ARCA stockholder against us and our board of directors in connection with the proposed Merger. On May 20, 2024, a purported stockholder filed a complaint, captioned Wynter v. ARCA biopharma, Inc., et al., No.: 1:24-cv-1418-STV (D. Colo.) (the “Complaint”), against us and our board of directors. The Complaint alleges that the defendants filed or caused to be filed a materially incomplete and misleading preliminary registration statement with the SEC and asserts claims under Sections 14(a) and 20(a) of the Exchange Act. The Complaint seeks an order enjoining the proposed Merger, or in the event that the proposed Merger is consummated, an order rescinding the Merger or awarding rescissory damages, as well as costs, including attorneys’ and experts’ fees. We cannot predict the outcome of the Complaint. We believe that the allegations and claims asserted in the Complaint are without merit and intend to defend against them vigorously. Additional lawsuits arising out of the Merger may be filed.

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

If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of ARCA. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of ARCA. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of ARCA, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of ARCA, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of ARCA. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of ARCA. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

As of June 30, 2024, we had only 3 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more employees may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger and run our day-to-day business operations, as well as fulfill our reporting obligations as a public company.

Risks Related to the Proposed Reverse Stock Split

The reverse stock split may not increase our stock price over the long-term.

The principal purposes of the reverse stock split are to (i) increase the per-share market price of common stock above the minimum bid price requirement under the Nasdaq rules so that the listing of ARCA and the shares of our common stock being issued in the Merger on Nasdaq will be approved and (ii) increase the number of authorized and unissued shares available for future issuance in connection with the Merger, though such increase will not alone be sufficient to complete the Merger. It cannot be assured, however, that the reverse stock split will accomplish any increase in the per-share market price of our common stock for any meaningful period of time. While it is expected that the reduction in the number of outstanding shares of our common stock will proportionally increase the market price of our common stock, it cannot be assured that the reverse stock split will increase the market price of our common stock by a multiple of the reverse stock split ratio mutually agreed by us and Oruka, or result in any permanent or sustained increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success. Thus, while the stock price of our common stock might meet the listing requirements for Nasdaq initially after the reverse stock split, it cannot be assured that it will continue to do so.

The reverse stock split may decrease the liquidity of our common stock.

Although our board of directors believes that the anticipated increase in the market price of our common stock resulting from the proposed reverse stock split could encourage interest in its common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock. In addition, the reverse stock split may not result in an increase in our stock price necessary to satisfy Nasdaq’s initial listing requirements for the combined company.

The reverse stock split may lead to a decrease in our overall market capitalization.

Should the market price of our common stock decline after the reverse stock split, the percentage decline will be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the combined company’s overall market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then our value, as measured by our stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of our common stock will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on our stock price due to the reduced number of shares outstanding after the reverse stock split.

Risks Related to ARCA

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

The results from preclinical testing and early clinical trials may not be predictive of results from later studies. We may suffer significant setbacks in advanced clinical trials, even after seeing promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our product candidates. If we fail to adequately demonstrate the safety and efficacy of our product candidates, we will not be able to obtain the required regulatory approvals to commercialize those product candidates, and our business, results of operations and financial condition would be materially adversely affected.

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

As a result of the expected development timeline to potentially obtain FDA approval for Gencaro or rNAPc2, if at all, the substantial additional costs associated with the development of our product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing Gencaro or rNAPc2, if approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro, rNAPc2 and our other product candidates or discontinue our operations. Even if we are able to fund continued development of Gencaro, rNAPc2 or any of our other product candidates, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private equity or debt securities or partnership to successfully commercialize Gencaro, rNAPc2 or any other product candidate.

We believe our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations through the end of fiscal year 2025. Our future viability beyond that point is dependent on the results of the strategic review process and our ability to raise additional capital to fund our operations. We expect to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger Agreement. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see discussion above regarding the Merger Agreement and special dividend payment. Should we pursue additional clinical trials for our product candidates, we will have to raise additional capital for clinical trials of Gencaro. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Our Merger Agreement discussed above may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing, subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. In 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock in an “at the market offering.” As of December 31, 2022, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In 2021, we amended the new sales agreement and the amount available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585), which expired in March 2024. In April 2024, we terminated such sales agreement in accordance with its terms. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

We have received a Special Protocol Assessment agreement from the FDA relating to our planned Phase 3 program for Gencaro. This Special Protocol Assessment agreement does not guarantee approval of Gencaro or any other particular outcome from regulatory review.

In 2019, we received a Special Protocol Assessment (“SPA”) agreement from the FDA for our planned Phase 3 clinical trial of Gencaro. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market we are required to meet certain listing requirements, including, among others, (i) a minimum closing bid price of $1.00 per share, (ii) a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and (iii) either: (x) stockholders’ equity of at least $2.5 million; or (y) a total market value of listed securities of at least $35 million. In addition, pursuant to the terms of the Merger Agreement we are required to use commercially reasonable efforts to maintain our listing on Nasdaq until the First Effective Time.

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

As of July 31, 2024, the closing price of our common stock was $3.00 per share, and the total market value of our listed securities was approximately $43.5 million. As of June 30, 2024, we had stockholders’ equity of $32.6 million.

Our financial statements for the quarter ended June 30, 2024 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended June 30, 2024 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations through the end of fiscal year 2025. Our future viability beyond that point is dependent on the results of the strategic review process and our ability to raise additional capital to fund our operations. We expect to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger Agreement. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges, see discussion above regarding the Merger Agreement and special dividend payment. Should we pursue additional clinical trials for our product candidates, we will have to raise additional capital for clinical trials of Gencaro. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or rNAPc2 or to otherwise continue operations and may not be able to execute any strategic transaction. Our Merger Agreement discussed above may impact this projection. Conducting a Phase 3 PRECISION-AF trial would likely require additional financing, subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials. Initiating any Phase 3 clinical trial of Gencaro will require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro, rNAPc2 or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our securities.

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

In addition, third-party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by significant delays or restrictions resulting from any future health epidemic which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

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

We had a collaboration agreement with Medtronic that supported our GENETIC-AF clinical trial. If our arrangement with Medtronic, as amended, is continued as part of our future development of Gencaro, we will have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties and we may seek additional third-party collaborators for the development of Gencaro, rNAPc2 or any other product candidates. Our ability to benefit from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Before a genetic test can be used commercially, including in conjunction with Gencaro, if it is approved for marketing, the third-party diagnostics provider must obtain FDA Premarket Approval (“PMA”) for such test. The FDA may require additional validation of the genetic test we used in GENETIC-AF prior to any approval of Gencaro or the genetic test or prior to the use of such test in any future clinical trials for Gencaro. We anticipate the genetic test will be required as a condition to prescribing Gencaro. There is no guarantee the FDA will approve the anticipated PMA submission for the genetic test. Even if the genetic test is eventually approved, performing additional validation work necessary to support the PMA, if required, for current or future genetic test products, including one associated with Gencaro, would require additional time and expense and the outcome would be uncertain. Moreover, such delays or increased costs or failures could adversely affect our business, operating results and prospects for commercializing the genetic test.

If a third-party diagnostics provider responsible for the genetic test associated with Gencaro or certain of its third-party suppliers fails to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the genetic test, these products could be subject to restrictions or withdrawal from use in a trial or from the market.

Any diagnostic for which a third-party diagnostics provider obtains clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. With respect to the genetic test, to the extent applicable, any third-party diagnostics provider and certain of its suppliers will be required to comply with the FDA’s Quality System Regulation (“QSR”) and International Standards Organization (“ISO”) requirements, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which clearance or approval is obtained. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by a third-party diagnostics provider, or certain of its third-party manufacturers or suppliers, as the case may be, to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. If any of these actions were to occur, it could harm our reputation and cause product sales and profitability of Gencaro, if approved, to suffer and may prevent us from generating revenue or utilizing the genetic test further in any clinical trial. Even if regulatory clearance or approval is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.

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

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of a New Drug Application (an “NDA”) from the FDA for such drug. We have not received an NDA approval from the FDA for Gencaro, rNAPc2 or any of our other product candidates. There can be no guarantees with respect to our product candidates that clinical studies will adequately support an NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

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

In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We completed a Phase 2B clinical study of Gencaro in HF patients to assess its efficacy in reducing or preventing AF. We enrolled 267 HF patients with AF in the Phase 2B clinical trial. We reported top-line Phase 2B data in February 2018. In the third quarter of 2018, we submitted a SPA to the FDA for a Phase 3 clinical trial. In 2019, the FDA approved our SPA request for a Phase 3 clinical trial of Gencaro. Even though the FDA approved our SPA, this product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with our SPA agreement or further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

In the event that we or our collaborators conduct preclinical studies that do not comply with Good Laboratory Practices (“GLP”) or incorrectly design or carry out human clinical trials in accordance with Good Clinical Practices (“GCP”) or those clinical trials fail to demonstrate clinical significance, it is unlikely that we will be able to obtain FDA approval for product development candidates. Our inability to successfully initiate and effectively complete clinical trials for any product candidate on schedule, or at all, will severely harm our business. Significant delays in clinical development could materially increase product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize any future product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval or permit us to make claims of superiority over currently marketed competitive products. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use. If the FDA determines that a risk evaluation and mitigation strategy (“REMS”) is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include as part of the NDA a proposed REMS that may include a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a Medication Guide, to provide better information to consumers about the drug’s risks and benefits. Finally, an approval could be conditioned on our commitment to conduct further clinical trials, which we may not have the resources to conduct or which may negatively impact our financial situation.

The manufacture and analytical testing of Gencaro and rNAPc2 is performed by third-party suppliers, who must also meet cGMP requirements and pass a pre-approval inspection of their facilities before we can obtain marketing approval.

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
•
the fact that the FDA or other regulatory officials may not approve our or our third-party manufacturer’s processes or facilities; or
•
the fact that new regulations may be enacted by the FDA or other regulators may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a product candidate.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their drug substance or active pharmaceutical ingredients (“API”). We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with several third-party manufacturing organizations for production and analytical testing of our product candidates. These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may experience delays due to key material or component availability, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for Gencaro, rNAPc2 and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had net operating loss (“NOL”) carryforwards of approximately $208.1 million, and approximately $2.4 million of research and development credits that may be used to offset future taxable income. We had net operating loss carryforwards of $156.4 million generated prior to 2018, which will expire beginning in 2025 if not utilized. Under the Tax Cuts and Jobs Act, our U.S. federal NOLs of $51.7 million incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, is limited to 80% of taxable income. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether we have experienced an ownership change in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, offset by a full valuation, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

We have implemented information security measures to protect our systems, proprietary information and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion.

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

We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”). Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including, without limitation, the European Union Directive 95/46/EC (the “Directive”) and the European Union’s General Data Protection Regulation (the “GDPR”) that became effective in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union and the United Kingdom, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The Directive and the GDPR prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of the European Economic Area (“EEA”) such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with European Union data protection laws remains. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency.

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

Our or any strategic partner’s ability to commercialize Gencaro, rNAPc2 and other product candidates depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third-party patents, which would likely require the payment of license fees or royalties or both. We may also be unaware of existing patents that may be infringed by Gencaro or rNAPc2, the genetic testing we intend to use in connection with Gencaro or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by Gencaro, rNAPc2 or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2024, approximately 14.5 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2024, there were approximately 607,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2024 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1*	Agreement and Plan of Merger and Reorganization, dated as of April 2, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp. and Oruka Therapeutics, Inc.	8-K	4/3/2024	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	8-K	6/28/2021	3.1
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	S-1/A	5/24/2013	3.1(b)
3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock	8-K	4/3/2024	3.1
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Form of Oruka Support Agreement	8-K	4/3/2024	10.1
10.2*	Form of Oruka Subscription Agreement	8-K	4/3/2024	10.2
10.3*	Form of Amendment to Oruka Subscription Agreement	8-K	7/9/2024	10.1
10.4*	Form of Amended and Restated Oruka Subscription Agreement	8-K	7/9/2024	10.2
10.5	Form of the Registrant's Support Agreement	8-K	4/3/2024	10.3
10.6	Form of Lock-Up Agreement	8-K	4/3/2024	10.4
10.7	Separation Agreement and Release, by and between ARCA and Michael Bristow, dated as of April 3, 2024.	8-K	4/4/2024	10.1
10.8**	Consulting Agreement, by and between ARCA and Michael Bristow, dated as of April 3, 2024.	8-K	4/4/2024	10.2
10.9	Second Amendment to Retention Bonus Letter, dated April 22, 2024, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K	4/23/2024	10.1
10.10	Second Amendment to Retention Bonus Letter, dated April 22, 2024, by and between ARCA biopharma, Inc. and C. Jeffrey Dekker.	8-K	4/23/2024	10.2
10.11	First Amendment to Office Lease Agreement, dated March 19, 2024, by and between the Registrant and Lotus Church Ranch, LLC.	8-K	3/22/2024	10.1

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents (filed electronically herewith)				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Dated: August 1, 2024