Form 10-Q
period 2025-03-31
Oruka Therapeutics, Inc.
filed 2025-05-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 37,440,510 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$83,572	$61,575
Marketable securities, current	265,522	314,073
Prepaid expenses and other current assets	2,989	1,221
Total current assets	352,083	376,869
Marketable securities, long-term	23,953	18,069
Property and equipment, net	159	162
Operating lease right-of-use assets	814	876
Other non-current assets	103	43
Total assets	$377,112	$396,019
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,545	$3,462
Accrued expenses and other current liabilities	5,663	3,346
Operating lease liability, current	283	213
Related party common stock warrant liability	1,415	—
Related party accounts payable and other current liabilities	817	6,022
Total current liabilities	11,723	13,043
Operating lease liability, non-current	664	755
Total liabilities	12,387	13,798
Commitment and contingencies (Note 11)
Stockholders’ equity:
Series B non-voting convertible preferred stock, $0.001 par value; 251,504 shares authorized as of March 31, 2025 and December 31, 2024; 137,138 shares issued and outstanding as of March 31, 2025 and December 31, 2024	2,931	2,931
Common stock, $0.001 par value; 545,000,000 shares authorized, 37,440,510 shares issued and outstanding as of March 31, 2025 and December 31, 2024	37	37
Additional paid-in capital	466,486	463,018
Accumulated other comprehensive loss	(6)	(41)
Accumulated deficit	(104,723)	(83,724)
Total stockholders’ equity	364,725	382,221
Total liabilities, convertible preferred stock and stockholders’ equity	$377,112	$396,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2025	Period from February 6, 2024 (Inception) to March 31, 2024
Operating expenses
Research and development (1)	$19,925	$5,193
General and administrative (2)	5,161	1,670
Total operating expenses	25,086	6,863
Loss from operations	(25,086)	(6,863)
Other income (expense)
Interest income	4,092	—
Interest expense (3)	—	(214)
Other expense, net	(5)	—
Total other income (expense), net	4,087	(214)
Net loss	(20,999)	(7,077)
Net change in unrealized gains (losses) on marketable securities	35	—
Comprehensive loss	$(20,964)	$(7,077)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(2.21)
Net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	$(32.95)	$—

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,679,560	3,197,977
Weighted-average shares used in computing net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	137,138	—

(1)	Includes related party amounts of $2,122 for the three months ended March 31, 2025 and $5,051 for the period from February 6, 2024 (inception) to March 31, 2024

(2)	Includes related party amounts of $110 for the three months ended March 31, 2025 and $848 for the period from February 6, 2024 (inception) to March 31, 2024

(3)	Includes related party amounts of nil for the three months ended March 31, 2025 and $214 for the period from February 6, 2024 (inception) to March 31, 2024

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances as of December 31, 2024	137,138	$2,931	37,440,510	$37	$463,018	$(41)	$(83,724)	$382,221
Stock-based compensation expense	—	—	—	—	3,468	—	—	3,468
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(20,999)	(20,999)
Balances as of March 31, 2025	137,138	$2,931	37,440,510	$37	$466,486	$(6)	$(104,723)	$364,725

	Series A Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Deficit
Balances as of February 6, 2024 (Inception)	—	$—	—	$—	3,197,975	$3	$(2)	$—	$—	$1
Issuance of common stock	—	—	—	—	2,207,553	2	(2)	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs of $69	20,000,000	2,931	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	17	—	—	17
Net loss	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Balances as of March 31, 2024	20,000,000	$2,931	—	$—	5,405,528	$5	$13	$—	$(7,077)	$(7,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31, 2025	Period from February 6, 2024 (Inception) to March 31, 2024
Cash flows from operating activities:
Net loss	$(20,999)	$(7,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,883	85
Net accretion of premiums and discounts on marketable securities	(1,797)	—
Non-cash interest expense	—	1
Non-cash lease expense	62	—
Depreciation expense	16	—
Changes in operating assets and liabilities:
Subscription receivable	—	1
Prepaid expenses and other current assets	(148)	—
Other non-current assets	(60)	—
Accounts payable	83	4
Accrued expenses and other current liabilities	2,317	773
Operating lease liability	(21)	—
Related party accounts payable and other current liabilities	(5,205)	5,831
Accrued interest payable, related party	—	214
Net cash used in operating activities	(20,869)	(168)
Cash flows from investing activities:
Purchases of property and equipment	(13)	—
Purchases of marketable securities	(44,290)	—
Proceeds from maturities of marketable securities	87,169	—
Net cash provided by investing activities	42,866	—
Cash flows from financing activities:
Proceeds from issuance of Pre-Merger Oruka Series A Preferred Stock, net of issuance costs paid	—	2,931
Proceeds from issuance of notes payable to related party, net of issuance costs paid	—	24,980
Net cash provided by financing activities	—	27,911
Net increase in cash and cash equivalents	21,997	27,743
Cash and cash equivalents at beginning of period	61,575	—
Cash and cash equivalents at end of period	$83,572	$27,743
Supplemental disclosures of non-cash operating and financing activities:
Deferred offering costs in accrued expenses and other current liabilities	$—	$488

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Background and Basis of Presentation

Oruka Therapeutics, Inc., together with its subsidiaries (collectively, the “Company”), formerly known as ARCA biopharma, Inc. (“ARCA”), is a clinical-stage biopharmaceutical company that is the result of the reverse recapitalization discussed below. Prior to the reverse recapitalization, the private company Oruka Therapeutics, Inc. (“Pre-Merger Oruka”) was established and incorporated under the laws of the state of Delaware on February 6, 2024 (referred to in the Notes as the inception of the Company). The Company is headquartered in Menlo Park, California. The Company is led by the Pre-Merger Oruka management team and is focused on developing biologics for psoriasis and other inflammatory and immunology indications.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the period ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025 (the “Annual Report”). The information as of December 31, 2024, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial statements.

The results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

Reverse Recapitalization, Pre-Closing Financing, and Reverse Stock Split

On August 29, 2024 (the “Closing”), the Company completed the acquisition (the “Merger”) of Pre-Merger Oruka pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024 (the “Merger Agreement”). Following the transactions contemplated by the Merger Agreement, on August 29, 2024, the Company changed its name from “ARCA biopharma, Inc.” to “Oruka Therapeutics, Inc.” and the Company effected a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the common stock, par value $0.001 per share, of the Company (“Company Common Stock”), which became effective on September 3, 2024. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented, unless otherwise specifically indicated or the context otherwise requires.

Immediately prior to the execution and delivery of the Merger Agreement, certain new and existing investors of Pre-Merger Oruka entered into a subscription agreement with Pre-Merger Oruka (that was subsequently amended and restated in July 2024, the “Subscription Agreement”), pursuant to which, and on the terms and subject to the conditions of which, immediately prior to the Closing, those investors purchased shares of common stock of Pre-Merger Oruka (“Pre-Merger Oruka Common Stock”) and Pre-Merger Oruka pre-funded warrants for gross proceeds of approximately $275.0 million (which includes $25.0 million of proceeds previously received from the issuance of the Convertible Note (as defined in Note 6) and accrued interest on such note which converted to shares of Pre-Merger Oruka Common Stock) (the “Pre-Closing Financing”). The Company incurred transaction costs of $20.5 million which were recorded as a reduction to additional paid-in capital in the condensed consolidated financial statements.

In connection with the Closing, the shares of Pre-Merger Oruka Common Stock were converted into shares of Company Common Stock and pre-funded warrants of Company Common Stock in accordance with the Exchange Ratio (as defined below and determined by the terms of the Merger Agreement). Moreover, as part of the Closing, (i) then-issued and outstanding share of Pre-Merger Oruka Common Stock (including outstanding and unvested Pre-Merger Oruka restricted stock and shares of Pre-Merger Oruka Common Stock issued in connection with the Subscription Agreement) were converted into the right to receive a number of shares of Company Common Stock, equal to the exchange ratio of 6.8569 shares of Company Common Stock (the “Exchange Ratio”), which were subject to the same vesting provisions as those immediately prior to the Merger; (ii) each share of Pre-Merger Oruka Series A convertible preferred stock, par value $0.0001 (“Pre-Merger Oruka Series A Preferred Stock”) was converted into the right to receive a number of shares of ARCA Series B non-voting convertible preferred stock, par value $0.001 per share (“Company Series B Preferred Stock”), which are convertible into shares of Company Common Stock at a conversion ratio of approximately 83.3332:1 after the Reverse Stock Split, (iii) each outstanding option to purchase Pre-Merger Oruka Common Stock was converted into an option to purchase shares of Company Common Stock, and (iv) each outstanding warrant to purchase shares of Pre-Merger Oruka Common Stock was converted into a warrant to purchase shares of Company Common Stock.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Oruka was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Oruka stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Oruka’s largest stockholders retain the largest interest in the combined company; (iii) Pre-Merger Oruka designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Oruka’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (a) the Merger was treated as the equivalent of Pre-Merger Oruka issuing stock to acquire the net assets of ARCA, and (b) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Oruka. As part of the reverse recapitalization, the Company acquired a cash balance of $4.94 million from ARCA.

PIPE Financing

On September 11, 2024, the Company entered into a Securities Purchase Agreement for a private placement (the “PIPE Financing”) with certain institutional and accredited investors. The closing of the PIPE Financing occurred on September 13, 2024.

 Pursuant to the Securities Purchase Agreement, the investors purchased an aggregate of 5,600,000 shares of Company Common Stock at a purchase price of $23.00 per share, an aggregate of 2,439 shares of the Company’s Series A non-voting convertible preferred stock, par value $0.001 per share (“Company Series A Preferred Stock”), at a purchase price of $23,000.00 per share (each share of Company Series A Preferred Stock was convertible into 1,000 shares of Company Common Stock), and pre-funded warrants to purchase an aggregate of 680,000 shares of Company Common Stock at a purchase price of $22.999 per pre-funded warrant, for aggregate net proceeds of approximately $188.7 million (net of issuance costs of $11.9 million). In November 2024, the 2,439 shares of the Company Series A Preferred Stock were converted to 2,439,000 shares of Company Common Stock.

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its resources to advancing the development of its portfolio of programs, organizing and staffing the Company, business planning, raising capital, and providing general and administrative support for these operations. Current and future programs will require significant research and development efforts, including preclinical and clinical trials, and regulatory approvals to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects it will need additional financing to fund its operating activities.

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. For the three months ended March 31, 2025, the Company incurred a net loss of $21.0 million and used net cash of $20.9 million for its operating activities.

As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $373.0 million. The Company’s management expects that the existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting pre-clinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in the Notes titled “1. Nature of the Business and Basis of Presentation” and “2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual financial statements. There have been no material changes to significant accounting policies during the three months ended March 31, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$11,129	$—	$—	$11,129
U.S. government agency securities	—	1,997	—	1,997
Corporate debt securities	—	1,341	—	1,341
Commercial papers	—	64,892	—	64,892
Total cash equivalents	11,129	68,230	—	79,359
Marketable securities
Marketable securities, current
U.S. treasury securities	—	174,191	—	174,191
U.S. government agency securities	—	8,765	—	8,765
Commercial papers	—	30,226	—	30,226
Corporate debt securities	—	52,340	—	52,340
Total marketable securities, current	—	265,522	—	265,522
Marketable securities, long-term
U.S. treasury securities		19,510	—	19,510
U.S. government agency securities	—	4,443	—	4,443
Total marketable securities, long-term	—	23,953	—	23,953
Total cash equivalents and marketable securities	$11,129	$357,705	$—	$368,834

There were no transfers in or out of Level 3 during the three months ended March 31, 2025.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,350	$—	$—	$6,350
U.S. treasury securities	—	19,660	—	19,660
U.S. government agency securities	—	3,988	—	3,988
Commercial papers	—	22,177	—	22,177
Total cash equivalents	6,350	45,825	—	52,175
Marketable securities
Marketable securities, current
U.S. treasury securities	—	190,792	—	190,792
U.S. government agency securities	—	12,966	—	12,966
Commercial papers	—	34,811	—	34,811
Corporate debt securities	—	75,504	—	75,504
Total marketable securities, current	—	314,073	—	314,073
Marketable securities, long-term
U.S. treasury securities	—	13,607	—	13,607
U.S. government agency securities	—	4,462	—	4,462
Total marketable securities, long-term	—	18,069	—	18,069
Total cash equivalents and marketable securities	$6,350	$377,967	$—	$384,317

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,129	$—	$—	$11,129
U.S. government agency securities	1,997	—	—	1,997
Corporate debt securities	1,341	—	—	1,341
Commercial papers	64,903	—	(11)	64,892
Total cash equivalents	79,370	—	(11)	79,359
Marketable securities
Marketable securities, current
U.S. treasury securities	174,191	13	(13)	174,191
U.S. government agency securities	8,766	—	(1)	8,765
Commercial papers	30,234	—	(8)	30,226
Corporate debt securities	52,347	5	(12)	52,340
Total marketable securities, current	265,538	18	(34)	265,522
Marketable securities, long-term
U.S. treasury securities	19,490	20	—	19,510
U.S. government agency securities	4,442	2	(1)	4,443
Total marketable securities, long-term	23,932	22	(1)	23,953
Total cash equivalents and marketable securities	$368,840	$40	$(46)	$368,834

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,350	$—	$—	$6,350
U.S. treasury securities	19,656	4	—	19,660
U.S. government agency securities	3,988	—	—	3,988
Commercial papers	22,180	—	(3)	22,177
Total cash equivalents	52,174	4	(3)	52,175
Marketable securities
Marketable securities, current
U.S. treasury securities	190,748	55	(11)	190,792
U.S. government agency securities	12,967	1	(2)	12,966
Commercial papers	34,808	3	—	34,811
Corporate debt securities	75,537	7	(40)	75,504
Total marketable securities, current	314,060	66	(53)	314,073
Marketable securities, long-term
U.S. treasury securities	13,639	—	(32)	13,607
U.S. government agency securities	4,485	—	(23)	4,462
Total marketable securities, long-term	18,124	—	(55)	18,069
Total cash equivalents and marketable securities	$384,358	$70	$(111)	$384,317

The following table summarizes the available-for-sale securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position, for which an allowance for credit losses was not recorded as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$64,892	$(11)	$—	$—	$64,892	$(11)
Marketable securities
Marketable securities, current
U.S. treasury securities	89,724	(13)	—	—	89,724	(13)
U.S. government agency securities	5,044	(1)	—	—	5,044	(1)
Commercial papers	24,248	(8)	—	—	24,248	(8)
Corporate debt securities	34,358	(12)	—	—	34,358	(12)
Marketable securities, long-term
U.S. government agency securities	1,538	(1)	—	—	1,538	(1)
Total	$219,804	$(46)	$—	$—	$219,804	$(46)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$18,199	$(3)	$—	$—	$18,199	$(3)
Marketable securities
Marketable securities, current
U.S. treasury securities	49,904	(11)	—	—	49,904	(11)
U.S. government agency securities	4,713	(2)	—	—	4,713	(2)
Corporate debt securities	39,468	(40)	—	—	39,468	(40)
Marketable securities, long-term
U.S. treasury securities	13,607	(32)	—	—	13,607	(32)
U.S. government agency securities	4,462	(23)	—	—	4,462	(23)
Total	$130,353	$(111)	$—	$—	$130,353	$(111)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the securities before recovery of the unamortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. Given the Company’s intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company did not record an allowance for credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31, 2025	December 31, 2024
Due in one year or less	$265,522	$314,073
Due in 1-2 years	23,953	18,069
Total	$289,475	$332,142

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued employee compensation and benefits	$818	$2,041
Accrued professional and consulting	487	221
Accrued research and development	4,358	1,084
Total	$5,663	$3,346

6. Note Payable with Related Party

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

The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Note. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Note on the consolidated balance sheet and were being amortized as interest expense over the term of the Convertible Note using the effective interest method. For the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, the Company recognized interest expenses related to the Convertible Note of nil and $0.2 million, respectively, which included non-cash interest expense related to the amortization of debt issuance of less than $0.1 million. As of December 31, 2024 and March 31, 2025, the Convertible Note is not outstanding.

7. Convertible Preferred Stock and Stockholders’ Equity

Pre-Funded Warrants

In August 2024, pursuant to the Subscription Agreement and immediately prior to the Closing, certain new and current investors purchased pre-funded warrants, which, at the effective time of the Merger, were exercisable for 5,522,207 shares of Company Common Stock at a purchase price of approximately $9.70 per warrant and after the Closing, are now exercisable for 5,522,207 shares of the Company Common Stock at an exercise price of $0.01 per share.

In September 2024, in connection with the PIPE Financing, the Company issued and sold 680,000 pre-funded warrants, at a purchase price of $22.999 per warrant, exercisable for 680,000 shares of Company Common Stock at an exercise price of $0.001 per share.

The pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. Collectively, 6,202,207 pre-funded warrants are outstanding as of March 31, 2025 and December 31, 2024.

Employee Warrants

The Subscription Agreement provided for, among other things, the issuance of warrants to certain of Pre-Merger Oruka’s employees and directors immediately prior to the closing of the Merger. During the period from February 6, 2024 (inception) to December 31, 2024, 3,054,358 employee warrants were issued at an exercise price of $7.80 per warrant. These warrants vest over a period of four years. The Company recognizes compensation cost related to warrants on a straight-line basis over the requisite service period, which is the period in which the related services are received. 3,054,358 warrants are outstanding as of March 31, 2025 and December 31, 2024.

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

In August 2024, upon Closing, the Pre-Merger Oruka Series A Preferred Stock converted to 137,138 shares of Company Series B Preferred Stock.

In September 2024, in connection with the PIPE Financing, the Company issued and sold an aggregate of 2,439 shares of the Company Series A Preferred Stock at a purchase price of $23,000.00 per share. In November 2024, the 2,439 shares of the Company Series A Preferred Stock were converted to 2,439,000 shares of Company Common Stock. As of December 31, 2024 and March 31, 2025, there are no outstanding shares of Company Series A Preferred Stock.

As of March 31, 2025, Company Series B Preferred Stock consisted of the following (in thousands, except share data):

	March 31, 2025
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Company Series B Preferred Stock	251,504	137,138	$2,931	11,428,149

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Certificate of Designation”) filed in connection with the Merger, holders of Company Series B Preferred Stock are entitled to receive dividends on shares of Company Series B Preferred Stock equal to, on an as-if-converted-to-Company Common Stock basis, and in the same form as, dividends actually paid on shares of Company Common Stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, the Company Series B Preferred Stock does not have voting rights. The Company Series B Preferred Stock shall rank on parity with the Company Common Stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Company Series B Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of March 31, 2025, each outstanding share of Company Series B Preferred Stock was convertible into common stock at a ratio of approximately 83.3332:1.

Paruka Warrant

On December 31, 2024, the Company settled its 2024 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka Holding LLC (“Paruka”) a warrant to purchase 596,930 shares of Company Common Stock at an exercise price of $19.39 per share. The warrant has a term of 10 years, is fully vested, and is exercisable in part or full at any time during the term of the warrant. As of March 31, 2025, the warrant issued under the Paruka Warrant Obligation is outstanding and unexercised. See Note 8 for additional information on the Paruka Warrant Obligation.

Common Stock

As of March 31, 2025, the Certificate of Incorporation provides for 545,000,000 authorized shares of Company Common Stock. As of March 31, 2025, 37,440,510 shares of Company Common Stock were issued and outstanding, including 2,207,553 shares of restricted common stock awards (“RSAs”) issued and outstanding.

As of March 31, 2025 and December 31, 2024, the Company had common stock reserved for future issuance as follows:

	March 31, 2025	December 31, 2024
Shares issuable on conversion of Company Series B Preferred Stock	11,428,149	11,428,149
Shares issuable upon exercise of pre-funded warrants	6,202,207	6,202,207
Shares issuable upon exercise of warrant under the Paruka Warrant Obligation	596,930	596,930
Outstanding and issued stock options	3,265,460	1,567,760
Outstanding and issued employee warrants	3,054,358	3,054,358
Shares available for grant under 2024 Stock Incentive Plan	5,302,167	4,246,324
Shares available for grant under 2024 Employee Stock Purchase Plan	1,011,238	460,529
Total shares of common stock reserved	30,860,509	27,556,257

8. Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Oruka on February 6, 2024. The 2024 Plan provided for Pre-Merger Oruka to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity incentive stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although two non-employee stock options were granted with vesting terms less than four years. As of March 31, 2025, 1,179,193 shares were subject to options outstanding under the 2024 Plan and will become available under the 2024 Stock Incentive Plan (defined below) to the extent the options are forfeited or lapse unexercised.

2024 Stock Incentive Plan

On August 22, 2024, the 2024 Stock Incentive Plan (“2024 Stock Plan”) was approved by the Company’s stockholders and on August 29, 2024, the board of directors of the Company (the “Board”) ratified the 2024 Stock Plan. The 2024 Stock Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stockholder-based awards and incentive bonuses. An additional 2,753,543 shares became available for issuance under the 2024 Stock Plan on January 1, 2025 as a result of the annual increase pursuant to the evergreen provision.

As of March 31, 2025, 7,388,434 shares were reserved for issuance under the 2024 Stock Plan, of which 5,302,167 shares were available for future grant and 2,086,267 shares were subject to outstanding options.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “ESPP”) became effective in August 2024. Eligible employees may purchase shares of Company Common Stock under the ESPP at 85% of the lower of the fair market value of the Company Common Stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year. The ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the board of directors. An additional 550,709 shares became available for issuance under the ESPP on January 1, 2025 as a result of the annual increase pursuant to the evergreen provision.

The Company issued no shares during the three months ended March 31, 2025 out of the ESPP and as of March 31, 2025, there were 1,011,238 shares of Company Common Stock available in the pool for future issuances.

For the three months ended March 31, 2025, stock-based compensation expense related to the ESPP was less than $0.1 million.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards for the three months ended March 31, 2025 and for the period from February 6, 2024 (inception) to March 31, 2024:

	Three Months Ended March 31, 2025	Period from February 6, 2024 (Inception) to March 31, 2024
Expected term (in years)	6.0	6.0
Expected volatility	96.0%	103.0%
Risk-free interest rate	4.5%	4.2%
Expected dividend yield	—	—

Stock Options

The following table summarizes the stock option activities under the 2024 Plan and the 2024 Stock Plan for the three months ended March 31, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2024	1,567,760	$11.39	9.4	$15,470
Granted	1,697,700	$12.48
Exercised	—	$—
Canceled/forfeited	—	$—
Balance as of March 31, 2025	3,265,460	$11.96	9.5	$4,704
Vested and expected to vest, March 31, 2025	3,265,460	$11.96	9.5	$4,704
Exercisable, March 31, 2025	161,539	$7.77	9.3	$521

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2025 was $9.88 per share. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Company Common Stock and the exercise price of outstanding, in-the-money employee stock options.

Restricted Stock Awards

In February 2024 and March 2024, the Company issued 2,207,553 shares of RSAs to certain employees, directors, and consultants at a price of $0.0001 per share, the then par value of Pre-Merger Oruka Common Stock. Such RSAs have service-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture in the event the holder’s service with the Company voluntarily or involuntarily terminates. 576,571 RSAs vested during the three months ended March 31, 2025 and as of March 31, 2025, 1,630,982 of the RSAs remain unvested. For each of the three months ended March 31, 2025 and from February 6, 2024 (inception) to March 31, 2024, stock-based compensation expense related to RSAs was less than $0.1 million.

The following table summarizes the RSA activity for the three months ended March 31, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	2,207,553	$—
Granted	—	$—
Vested	(576,571)	$—
Unvested balance as of March 31, 2025	1,630,982	$—

Option Agreements and Paruka Warrant Obligation

As part of the Option Agreements, (defined in Note 10 below) on December 31, 2024 the Company granted, and on December 31, 2025, will grant, Paruka a warrant to purchase a number of shares equal to 1.00% of outstanding shares as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares on the grant date (the “Paruka Warrant Obligation”).

The grant dates for the issuance of warrants were expected to be December 31, 2024 and December 31, 2025 as all terms of the award, including number of shares and exercise price, will be known by all parties. The Company determined that the 2024 and 2025 grants are two separate grants, as there would be no obligation for the 2025 grant had the Company exercised or terminated all of the options under the Option Agreements prior to December 31, 2024. The service inception period for the grant precedes the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. Accordingly, the warrant expected to be granted to Paruka was accounted for as a liability on the balance sheet on the service inception date and, after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss as stock-based compensation expenses under research and development expenses. For the period from February 6, 2024 (inception) to March 31, 2024, less than $0.1 million was recognized as stock-based compensation expenses related to the December 31, 2024 Paruka Warrant Obligation. On issuance of the warrant to Paruka on December 31, 2024, the fair value of the warrant issued on December 31, 2024 of $10.4 million was reclassified from liability to equity on the condensed consolidated balance sheet as of December 31, 2024.

As of March 31, 2025, the estimated fair value of the warrant to be granted on December 31, 2025 was $5.6 million. For the three months ended March 31, 2025 $1.4 million was recognized as stock-based compensation expenses related to the December 31, 2025 Paruka Warrant Obligation. As of March 31, 2025, there was $4.2 million in unamortized expense related to the December 31, 2025 Paruka Warrant Obligation.

Employee Warrants

As stated above, in July 2024, the Subscription Agreement was amended and restated, among other things, for employee warrants to be issued to certain Pre-Merger Oruka employees and directors prior to the Closing. During the period from February 6, 2024 (inception) to December 31, 2024, the Company issued 3,054,358 warrants at an exercise price of $7.80 per warrant, which are accounted as equity in the condensed consolidated financial statements. The employee warrants were subject to performance and service based vesting requirements and upon completion of the Merger the performance-based requirements had been achieved. During the three months ended March 31, 2025, no employee warrants were granted.

The following table summarizes the employee warrant activity during the three months ended March 31, 2025:

	Number of Employee Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2024	3,054,358	$7.80	9.5	$35,400
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	—	$—
Balance as of March 31, 2025	3,054,358	$7.80	9.3	$7,514
Vested and expected to vest, March 31, 2025	3,054,358	$7.80	9.3	$7,514
Exercisable, March 31, 2025	—	$—	—	$—

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31, 2025	Period from February 6, 2024 (Inception) to March 31, 2024
Research and development	$3,003	$70
General and administrative	1,880	15
Total	$4,883	$85

As of March 31, 2025, total unrecognized compensation cost related to the unvested stock options was $27.6 million, which is expected to be recognized over a weighted average period of approximately 3.4 years.

As of March 31, 2025, total unrecognized compensation cost related to the unvested RSAs was less than $0.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

As of March 31, 2025, the unrecognized compensation cost related to the employee warrants was $14.7 million, which is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes the award types of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31, 2025	Period from February 6, 2024 (Inception) to March 31, 2024
Paruka Warrant Obligation	$1,415	$68
Employee warrants	1,551	—
Stock options	1,889	17
Employee stock purchase plan	28	—
Total	$4,883	$85

9. Segment Disclosures

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of March 31, 2025 and December 31, 2024 all of long-lived assets were in the U.S.

The table below is a summary of the segment loss from operations, including significant segment expenses (in thousands):

	Three Months Ended March 31, 2025	Period from February 6, 2024 (Inception) to March 31, 2024
Research and development personnel-related (excluding stock-based compensation)	$2,463	$194
General and administrative personnel-related (excluding stock-based compensation)	1,694	766
Research and development stock-based compensation	3,003	70
General and administrative stock-based compensation	1,880	15
External research and development	13,610	4,905
Other research and development	849	24
General and administrative, excluding personnel-related and stock-based compensation	1,587	889
Total operating expenses	25,086	6,863
Loss from operations	$(25,086)	$(6,863)

10. Option Agreements and License Agreements

Option Agreements – Paragon Therapeutics

In March 2024, the Company entered into two antibody discovery and option agreements (“Option Agreements”) with Paragon Therapeutics, Inc. (“Paragon”) and Paruka. Under the terms of each agreement, Paragon identifies, evaluates, and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. From time to time, the Company can choose to add additional targets to the collaboration upon agreement with Paragon and Paruka. Under the Option Agreements, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s right, title, and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture, and commercialize the antibodies and products directed to the selected target(s). The Company has initiated certain research programs with Paragon that generally focus on discovering, generating, identifying and/or characterizing antibodies directed to a particular target (each, a “Research Program”), including for IL-23 and IL-17A/F for ORKA-001 and ORKA-002, respectively. The exclusive option with respect to each Research Program is exercisable at the Company’s sole discretion at such time as specified in the Option Agreements (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the Option Agreements. For each of these agreements, once the Company enters into the corresponding license agreements, it will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones, up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones, as well as a low single-digit percentage royalty for antibody products beginning on the first commercial sale in each program.

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

License Agreements – Paragon Therapeutics

In September 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-001, and in December 2024, it entered into a corresponding license agreement with Paragon (the “ORKA-001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in all fields other than the field of inflammatory bowel disease (“ORKA-001 Field”). In December 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-002, and in February 2025, it entered into the corresponding license agreement with Paragon (the “ORKA-002 License Agreement” and together with the ORKA-001 License Agreement, the “License Agreements”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-17A/F in all fields (“ORKA-002 Field” and together with the ORKA-001 Field, the “Fields”). Pursuant to each of the two License Agreements, Paragon has agreed not to conduct any new campaigns that generate anti-IL-23 monospecific antibodies or anti-IL-17A/F monospecific antibodies in the respective agreed-upon fields.

The License Agreements provide the Company with exclusive licenses in the Fields to Paragon’s patent applications covering the related antibodies, their method of use and their method of manufacture and Paragon has agreed not to conduct any new campaigns that generate anti-IL-23 monospecific antibodies or anti-IL-17A/F monospecific antibodies for the ORKA-001 Field or the ORKA-002 Field, respectively, for at least five years. Each of the License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law.

Pursuant to the terms of each of the License Agreements, the Company is obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, the Company is obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001 and ORKA-002. For each of the License Agreements, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program. Each of the License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law. As of March 31, 2025, the Company has incurred and expensed milestone payments of $4.0 million and $1.5 million for ORKA-001 License Agreement and ORKA-002 License Agreement, respectively.

Additionally, as part of the Option Agreements, on December 31, 2024 the Company granted and on December 31, 2025, will grant Paruka a warrant to purchase a number of shares equal to 1.00% of outstanding shares as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares on the grant date.

Pursuant to the Option Agreements, on a research program-by-research program basis following the finalization of the research plan for each respective research program, the Company is required to pay certain initiation fees, development costs and milestone payments to Paragon. For the ORKA-001 program, the Company recognized research and development expenses related to the following milestones during the period from February 6, 2024 (inception) to December 31, 2024: a one-time, nonrefundable research initiation fee of $0.8 million; $1.5 million related to exercising its option and achievement of development candidate; and $2.5 million related to completing the first dosing of a human subject in a Phase 1 trial. The Company was responsible for 50% of the development costs incurred through the completion of the IL-23 selection process which was completed in June 2024.

For the ORKA-002 program, the Company recognized research and development expenses related to the following milestones during the period from February 6, 2024 (inception) to December 31, 2024: a one-time, nonrefundable research initiation fee of $0.8 million and $1.5 million related to exercising its option and achievement of development candidate. The Company was responsible for the development costs incurred through the completion of the IL-23 selection process which was completed in December 2024.

Pursuant to the Option Agreements, during the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, the Company’s share of development costs incurred for ORKA-001 program for the periods were nil and $0.8 million, respectively, which were recorded as research and development expenses. As of March 31, 2025 and December 31, 2024, nil and $2.8 million, respectively, related to ORKA-001 were included in related party accounts payable and other current liabilities.

Pursuant to the Option Agreements, the Company recognized $0.1 million and $4.2 million as research and development expenses for ORKA-002 program during the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, $0.1 million and $2.7 million, respectively, related to ORKA-002 were included in related party accounts payable and other current liabilities.

For the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, the Company recognized $1.5 million and $5.0 million, respectively, of expenses in connection with services provided by Paragon and Paruka under the Option Agreements.

The Company expenses the service fees as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

As of March 31, 2025, the operating lease arrangement had a remaining lease term of 30 months and a discount rate of 17.95%. For the three months ended March 31, 2025, the Company recorded operating and variable lease expense of $0.1 million in general and administrative expenses in its condensed consolidated statement of operations and comprehensive loss.

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$63

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2025 (in thousands):

Year ending December 31,	Amount
2025 (remainder of the year)	$306
2026	494
2027	380
Total undiscounted lease payments	1,180
Less: imputed interest	(233)
Total discounted lease payments	947
Less: current portion of lease liability	(283)
Non-current portion of lease liability	$664

In February 2025, the Company entered into a lease agreement for office space in Waltham, Massachusetts. This operating lease commenced on April 1, 2025 with an initial term of 54 months. The Company expects to pay approximately $1.6 million over the lease term.

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

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies (“ASC 450”). The Company expenses as incurred the costs related to its legal proceedings.

12. Net Loss per Share

Basic and diluted net loss per share attributable to stockholders were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31, 2025			Period from February 6, 2024 (Inception) to March 31, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(16,480)	41,679,560	$(0.40)	$(7,077)	3,197,977	$(2.21)
Company Series B Preferred Stock (1)	(4,519)	137,138	$(32.95)	—	—	$—
Net loss	$(20,999)			$(7,077)

(1)	The weighted-average number of shares of as-converted Company Series B Preferred Stock used in the loss allocation was 11,428,129 for the three months ended March 31, 2025.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to stockholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	March 31, 2025	March 31, 2024
Outstanding employee warrants to purchase common stock	3,054,358	—
Outstanding unvested restricted stock awards	1,630,982	2,207,553
Outstanding and issued common stock options	3,265,460	399,222
Outstanding and issued warrant to Paruka	596,930	—
Total	8,547,730	2,606,775

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

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	March 31, 2025	December 31, 2024
Paragon reimbursable Option Agreements’ fees	$80	$1,482
Paragon milestone payments for Option Agreement	—	4,000
Paragon reimbursable other research expenses	627	515
Paragon reimbursable patent expenses	110	25
Total	$817	$6,022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Quarterly Report”) and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, hopes, beliefs, strategies or projections regarding the future of its pipeline and business and words such as “may,” “will,”, “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend” and variations of such words and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Oruka Therapeutics, Inc.,” “Oruka,” “ARCA biopharma, Inc.,” “ARCA,” refers to Oruka Therapeutics, Inc. and its consolidated subsidiaries, taken as a whole.

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

Since our inception in February 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing the company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties for the manufacture of our programs and component materials, and providing general and administrative support for these operations. We do not have any programs approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, common stock, a convertible note, pre-funded warrants, and the proceeds from the reverse recapitalization and merger, our Pre-Closing Financing and subsequent PIPE Financing (as defined and further described in “Recent Developments” below).

Since our inception, we have incurred significant losses and negative cash flows from our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. During the three months ended March 31, 2025, we generated net losses of $21.0 million and used net cash of $20.9 million for our operating activities.

We had cash, cash equivalents, and marketable securities of $373.0 million as of March 31, 2025. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

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

ORKA-001 is engineered with YTE half-life extension technology, a specific three amino acid change in the fragment crystallizable (“Fc”) domain to modify the pH-dependent binding to the neonatal Fc receptor. As a result, it has a pharmacokinetic profile designed to support a subcutaneous injection as infrequently as once or twice a year. In addition, emerging evidence suggests that IL-23 blockade can modify the disease biology of PsO, possibly leading to durable remissions and preventing the development of PsA. We believe that the expected characteristics of ORKA-001 increase its potential to deliver these disease-modifying benefits.

We initiated the dosing of healthy volunteers in a Phase 1 trial of ORKA-001 in the fourth quarter of 2024. We expect to share interim data from the first-in-human trial in healthy volunteers, including initial pharmacokinetic data, in the third quarter of 2025. Additionally, we plan to initiate a Phase 2a proof-of-concept study in the second half of 2025 and expect to share efficacy and response duration data in the second half of 2026. Based on recent precedent for PsO, we anticipate that the entire development program from first-in-human to biologics license application (“BLA”) filing could take as little as six to seven years based on the averages for recently approved medicines. However, we have no control over the length of time needed for United States Food and Drug Administration (“FDA”) review, and this timeline could vary.

ORKA-002

ORKA-002 is a high affinity, extended half-life mAb designed to target IL-17A and IL-17F (“IL-17A/F”). IL-17 inhibition has become central to the treatment of psoriatic diseases, including PsO and PsA, and has also shown efficacy in other I&I indications, such as hidradenitis suppurativa and axial spondyloarthritis. More recently, the importance of inhibiting the IL-17F isoform along with IL-17A has become appreciated, and dual blockade with the recently approved therapy Bimzelx (bimekizumab) has led to higher response rates in patients than blockade of IL-17A alone. ORKA-002 is designed to bind IL-17A/F at similar epitopes, or binding sites, and affinity ranges as bimekizumab, but incorporates half-life extension technology that could enable more convenient dosing intervals. We plan to initiate the dosing of healthy volunteers in a Phase 1 trial of ORKA-002 in the second quarter of 2025. We expect to share interim data from the first-in-human trial in healthy volunteers, including initial pharmacokinetic data, around year end 2025.

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

Recent Developments

Acquisition of Pre-Merger Oruka

On August 29, 2024 (the “Closing”), we completed the acquisition (the “Merger”) of the private company, Oruka Therapeutics, Inc. (“Pre-Merger Oruka”), a pre-clinical stage biotechnology company that was incorporated on February 6, 2024 under the direction of Peter Harwin, a Managing Member of Fairmount Funds Management LLC, for the purposes of holding rights to certain intellectual property being developed by Paragon Therapeutics, Inc. (“Paragon”). On August 29, 2024, we changed our name from “ARCA biopharma, Inc.” to “Oruka Therapeutics, Inc.” and our Nasdaq ticker symbol from “ABIO” to “ORKA”. Following consummation of the Merger, we effected a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the common stock, par value $0.001 per share, of the Company (“Company Common Stock”). The Company Common Stock commenced trading on a post-Reverse Stock Split, post-Merger basis at the opening of trading on September 3, 2024.

Pre-Closing Financing and Closing

In April 2024, certain new and existing investors of Pre-Merger Oruka entered into a subscription agreement with Pre-Merger Oruka (as amended, the “Subscription Agreement”), pursuant to which, and on the terms and subject to the conditions of which, immediately prior to the Closing, those investors purchased shares of common stock of Pre-Merger Oruka and Pre-Merger Oruka pre-funded warrants for gross proceeds of approximately $275.0 million. We incurred transaction costs of $20.5 million. At the Closing, those shares of common stock of Pre-Merger Oruka and the Pre-Merger Oruka pre-funded warrants were converted into shares of Company Common Stock and pre-funded warrants of Company Common Stock.

PIPE Financing

On September 11, 2024, we entered into a Securities Purchase Agreement for a private placement (the “PIPE Financing”) with certain institutional and accredited investors. The closing of the PIPE Financing occurred on September 13, 2024.

Pursuant to the Securities Purchase Agreement, the investors purchased an aggregate of 5,600,000 shares of Company Common Stock at a purchase price of $23.00 per share, an aggregate of 2,439 shares of our Series A non-voting convertible preferred stock, par value $0.001 per share (“Company Series A Preferred Stock”), at a purchase price of $23,000.00 per share (each Company Series A Preferred Stock is convertible into 1,000 shares of Company Common Stock), and pre-funded warrants to purchase an aggregate of 680,000 shares of Company Common Stock at a purchase price of $22.999 per pre-funded warrant, for aggregate net proceeds of approximately $188.7 million (net of issuance costs of $11.9 million).

Option Agreements and License Agreements – Paragon Therapeutics

As stated above, in March 2024, we entered into two Antibody Discovery and Option Agreements with Paragon and Paruka Holding, LLC (“Paruka”) (each, an “Option Agreement”), pursuant to which we initiated certain research programs with Paragon focusing on discovering, generating, identifying and/or characterizing antibodies directed to a particular target, including for IL-23 and IL-17A/F for ORKA-001 and ORKA-002, respectively. In September 2024, we exercised our exclusive option to acquire certain rights to ORKA-001, and in December 2024, we entered into a corresponding license agreement with Paragon pursuant to which Paragon granted us a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in all fields other than the field of inflammatory bowel disease. In December 2024, we exercised our exclusive option to acquire certain rights to ORKA-002, and in February 2025, we entered into the corresponding license agreement with Paragon pursuant to which Paragon granted us a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-17A/F in all fields (collectively, the “License Agreements”).

Pursuant to each of the two License Agreements, Paragon has agreed not to conduct any new campaigns that generate anti-IL-23 monospecific antibodies or anti-IL-17A/F monospecific antibodies in the respective agreed-upon fields. Each of the ORKA-001 and ORKA-002 License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law.

Pursuant to the terms of each of the ORKA-001 and ORKA-002 License Agreements, we are obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, we are obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001 and ORKA-002. For each of the License Agreements, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of our product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program.

Pursuant to the License Agreements, as of March 31, 2025, we have incurred and expensed milestone payments of $4.0 million and $1.5 million for ORKA-001 and ORKA-002, respectively.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development and research of our programs. These expenses include:

●	costs of funding research performed by third parties that conduct research and development activities on our behalf;

●	costs incurred, and milestone payments under license and option agreements;

●	expenses incurred in connection with continuing our current research programs and discovery-phase development of any programs we may identify, including under future agreements with third parties, such as consultants and contractors;

●	expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and with clinical trial sites that conduct research and development activities on our behalf;

●	the cost of development and validating our manufacturing process for use in our preclinical studies and current and future clinical trials;

●	personnel-related expenses, including salaries, bonuses, employee benefits, travel, and stock-based compensation expense; and

●	allocated human resource costs, information technology costs, and facility-related costs, including rent, maintenance, utilities, and depreciation for our leased office space.

We expense research and development costs as incurred. Non-refundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered. Our primary focus since inception has been the identification and development of our pipeline programs. Our research and development expenses primarily consist of external costs. See Note 10 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further details on the Option Agreements.

We expect our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to the continued development of our programs, developing any future programs, including investments in manufacturing, as we advance any program we may identify and continue to conduct clinical trials. The success of programs we may identify and develop will depend on many factors, including the following:

●	timely and successful completion of preclinical studies;

●	effective investigational new drug (“IND”) or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any programs we may develop;

●	successful enrollment and completion of clinical trials;

●	positive results from our clinical trials that support a finding of safety and effectiveness, acceptable pharmacokinetics profile, and an acceptable risk-benefit profile in the intended populations;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities; and

●	maintenance of a continued acceptable safety, tolerability, and efficacy profile of any programs we may develop following approval.

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

Other Income (Expense), Net

Total other income (expense), net, consists of interest earned on our cash, cash equivalents, and marketable securities; interest expense on the convertible note from a related party (see discussion herein); and foreign currency transactions gains and losses. Interest expense relates to a convertible note (the “Convertible Note”) issued to Fairmount Healthcare Fund II, L.P. (“Fairmount”), a related party, in March 2024. At the effective time of the Merger, the Convertible Note, along with the accrued interest, was automatically converted into Company Common Stock.

Results of Operations for the Three Months Ended March 31, 2025 and the period from February 6 (inception) to March 31, 2024

The following table summarizes our results of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31,	Period from February 6, 2024 (Inception) to March 31,	Change
	2025	2024	$	%
Operating expenses
Research and development (1)	$19,925	$5,193	$14,732	284%
General and administrative (2)	5,161	1,670	3,491	209%
Total operating expenses	25,086	6,863	18,223	266%
Loss from operations	(25,086)	(6,863)	(18,223)	266%
Other income (expense)
Interest income	4,092	—	4,092	100%
Interest expense (3)	—	(214)	214	(100)%
Other expense, net	(5)	—	(5)	100%
Total other income (expense), net	4,087	(214)	4,301	*
Net loss	$(20,999)	$(7,077)	$(13,922)	197%

*	Percentage not meaningful

(1)	Includes related party amounts of $2,122 and $5,051 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, respectively

(2)	Includes related party amounts of $110 and $848 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, respectively

(3)	Includes related party amounts of nil and $214 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, respectively

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,	Period from February 6, 2024 (Inception) to March 31,	Change
	2025	2024	$	%
External research and development expenses(1)	$13,610	$4,905	$8,705	177%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)(2)	2,463	194	2,269	*
Stock-based compensation(3)	3,003	70	2,933	*
Other	849	24	825	*
Total research and development expenses	$19,925	$5,193	$14,732	284%

*	Percentage not meaningful

(1)	Includes related party amounts of $707 and $4,905 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, respectively

(2)	Includes related party amounts of nil and $78 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, respectively
(3)	Includes related party amounts of $1,415 and $68 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024, respectively

Research and development expenses increased by $14.7 million, from $5.2 million for the period from February 6, 2024 (inception) to March 31, 2024 to $19.9 million for the three months ended March 31, 2025.

External CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $8.7 million, from $4.9 million for the period from February 6, 2024 (inception) to March 31, 2024 to $13.6 million for the three months ended March 31, 2025. The increase is primarily related to increased CMO product development and manufacturing expenses, increase in our CRO expenses related to our ongoing clinical trials and toxicology studies, partially offset by reduction of research expenses incurred by Paragon.

Employee payroll and related expenses increased by $2.3 million, from $0.2 million for the period from February 6, 2024 (inception) to March 31, 2024 to $2.5 million for the three months ended March 31, 2025, as we continue hiring employees in our research and development organization. Stock-based compensation expenses increased by $2.9 million, from $0.1 million for the period from February 6, 2024 (inception) to March 31, 2024 to $3.0 million for the three months ended March 31, 2025. The increase in stock-based compensation expenses is related to $1.3 million of increase in Paruka warrant liability under the Options Agreement (“Paruka Warrant Obligation”) and $1.6 million related to the increase in employee awards. Facilities and allocated overhead expenses increased by $0.8 million, as we commenced using our leased office space from June 2024 and increased our research and development headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,	Period from February 6, 2024 (Inception) to March 31,	Change
	2025	2024	$	%
Personnel-related (including stock-based compensation)(1)	$3,574	$781	$2,793	358%
Professional and consulting fees(2)	1,362	700	662	95%
Other(3)	225	189	36	19%
Total general and administrative expenses	$5,161	$1,670	$3,491	209%

(1)	Includes related party amounts of nil and $505 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024

(2)	Includes related party amounts of $110 and $256 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024

(3)	Includes related party amounts of nil and $87 for the three months ended March 31, 2025 and the period from February 6, 2024 (inception) to March 31, 2024

 General and administrative expenses increased by $3.5 million, from $1.7 million for the period from February 6, 2024 (inception) to March 31, 2024 to $5.2 million for the three months ended March 31, 2025. Employee payroll and related expenses increased by $2.8 million, from $0.8 million for the period from February 6, 2024 (inception) to March 31, 2024 to $3.6 million for the three months ended March 31, 2025, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were less than $0.1 million and $1.9 million for the period from February 6, 2024 (inception) to March 31, 2024 and for the three months ended March 31, 2025, respectively. Expenses related to professional services increased by $0.7 million, from $0.7 million for the period from February 6, 2024 (inception) to March 31, 2024 to $1.4 million for the three months ended March 31, 2025, due to increased spending on consulting, insurance costs, recruiting, legal, audit, accounting and other services to support our growing operations as a public company and as we continue to expand our operations to support our business strategy and product development.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $4.1 million for the three months ended March 31, 2025. No interest income was recorded for the period from February 6, 2024 (inception) to March 31, 2024.

No interest expense was recorded during the three months ended March 31, 2025. Interest expense was $0.2 million for the period from February 6, 2024 (inception) to March 31, 2024 relating to the Convertible Note issued to Fairmount in March 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $373.0 million of cash, cash equivalents, and marketable securities.

Since our inception, we have incurred significant operating losses and negative cash flow from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the pre-clinical and clinical development of our programs and our early-stage research activities. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. Through March 31, 2025, we had funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, a convertible note, and pre-funded warrants. In March 2024, we received $2.9 million in net proceeds from the issuance of Pre-Merger Oruka Series A Preferred Stock and $25.0 million in gross proceeds from the issuance of the Convertible Note, both of which were related party transactions. In August 2024, we raised approximately $228.0 million in net proceeds from Pre-Closing Financing and received $4.9 million in cash from ARCA upon consummation of the Merger. In September 2024, we received approximately $188.7 million in net proceeds from the issuance of common stock, Company Series A Preferred Stock, and pre-funded warrants in connection with the PIPE Financing.

Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical stage biopharmaceutical company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our development efforts in our pipeline of nonclinical candidates. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We will need to secure additional financing in the future to fund additional research and development, and before a commercial drug can be produced, marketed, and sold. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. In addition, with a change in the presidential administration in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These may have the potential to impact expenses as well as our ability to, if ever, generate revenue or achieve profitability. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on our company.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31, 2025	Period from February 6, 2024 (Inception) to March 31, 2024
Net cash used in operating activities	$(20,869)	$(168)
Net cash provided by investing activities	42,866	—
Net cash provided by financing activities	—	27,911
Net increase in cash and cash equivalents	$21,997	$27,743

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $20.9 million, which was primarily attributable to a net loss of $21.0 million and net changes in our operating assets and liabilities of $3.0 million, partially offset by net non-cash charges of $3.1 million. Net changes in our operating assets and liabilities were primarily comprised of a decrease of $5.2 million in related party accounts payable and other current liabilities and an increase of $2.3 million in accrued expenses and other current liabilities. Net non-cash charges primarily comprised of $4.9 million in stock-based compensation expense, partially offset by $1.8 million in net accretion of premiums and discounts on marketable securities.

From February 6, 2024 (inception) to March 31, 2024, net cash used in operating activities was $0.2 million and was primarily attributable to a net loss of $7.1 million, offset by a $6.1 million increase in related parties accounts payable and other current liabilities and a $0.8 million increase in accrued expenses and other current liabilities. The increase in amounts due to related parties and accrued expenses and other current liabilities was primarily due to an increase in Oruka’s business activity, as well as vendor invoicing and payments.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $42.9 million, which included $87.2 million in proceeds from maturities of marketable securities, partially offset by $44.3 million in purchases of marketable securities.

From February 6, 2024 (inception) to March 31, 2024, no cash was used in or provided by investing activities.

Financing Activities

For the three months ended March 31, 2025, no cash was used in or provided by financing activities.

From February 6, 2024 (inception) to March 31, 2024, net cash provided by financing activities was $27.9 million, consisting of $2.9 million in net proceeds from the issuance of Series B Preferred Stock and $25.0 million in net proceeds from the issuance of the Convertible Note.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, CMOs and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of March 31, 2025. See Notes 10 and 11 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our headquarters in Menlo Park, California, and our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report. During the three months ended March 31, 2025, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the period from February 6 (inception) to December 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factor Summary

We are subject to a number of risks that could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Form 10-Q and those we may make from time to time. The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any current or future collaborator. In addition, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

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

Risks Related to Clinical Development, Regulatory Approval and Commercialization

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

Risks Related to Government Regulations

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

Risks Related to Employee Matters, Managing Growth, Other Risks Related to Our Business, and Risks Related to Owning Our Common Stock

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

Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small and midcap biotechnology companies, like Oruka, and broader macroeconomic factors may preclude us from successfully raising additional capital. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital.

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

Our competitors have developed, are developing, or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if biosimilars enter the market and are able to gain market acceptance more quickly than we do or at wider scale.

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

Our future success is substantially dependent on our ability to develop and timely obtain marketing approval for, and then successfully commercialize, our two most advanced programs, ORKA-001 and ORKA-002. We are investing a majority of our efforts and financial resources into the research and development of these programs. We have initiated a Phase 1 clinical trial of ORKA-001 in healthy volunteers and anticipate initiating a Phase 1 clinical trial of ORKA-002 in healthy volunteers in the second half of 2025, subject to the filing of an IND or foreign equivalent and regulatory approval. Currently, we believe that the success of our programs is dependent on observing a longer half-life of our product candidates in humans than mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in NHPs will translate into an extended half-life of our product candidates in humans. To the extent we do not observe this extended half-life in humans, it would significantly and adversely affect the clinical and commercial potential of our product candidates.

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

We could also encounter delays if a clinical trial is required to be materially modified or suspended or terminated by us, the IRBs, by a Data Safety Monitoring Board, if any, or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend, put on clinical hold or terminate a clinical trial due to a number of factors, including not aligning with or supporting our clinical trial designs or our failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may need to adjust or abandon our business plans and we may incur significant additional costs.

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

The lengthy regulatory approval process as well as the unpredictability of clinical trial results may result in our failing to obtain or be delayed in obtaining approval to market our product candidates, which would significantly harm our business, results of operations and prospects. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials. Approval may never be obtained and the approval process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Further, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the failure to demonstrate that a product candidate’s benefits outweigh safety risks; regulatory authorities may disagree with our interpretation of clinical data or the data collected may not be acceptable or sufficient to support submission; or the results may not meet the level of statistical significance required for approval by the relevant regulatory authorities or otherwise considered insufficient by the FDA or comparable foreign regulatory authorities. Regulatory authorities may require the addition of labeling statements, such as black box or other warnings or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product.

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

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal government employees since the start of the presidential administration in January 2025, the full impact of which is unclear at this time. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Furthermore, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

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

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our product candidates, which could have a material adverse effect on our business.

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

Even if we are able to commercialize any product candidates, we may be subject to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, and we may not be able to offer such product candidates at competitive prices, which would seriously harm our business.

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

We rely upon a combination of patents, trademarks, trade secret protection, confidentiality agreements and the Option and License Agreements to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with it. Our success depends in large part on our ability to obtain and maintain patent protection for our programs and our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. Paragon has filed, on our behalf, provisional patent applications and we have filed non-provisional patent applications directed to antibodies that target IL-23, including applications covering composition of matter, pharmaceutical composition, and methods of using such antibodies, including ORKA-001. In addition, Paragon has filed, on our behalf, provisional patent applications and we intend to file one or more additional provisional patent applications directed to antibodies that target IL-17, including applications covering composition of matter, pharmaceutical composition, and methods of using such antibodies, including ORKA-002. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on programs worldwide is expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

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

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including without limitation: the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes may infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and the priority of invention of patented technology.

We may be subject to patent infringement claims or may need to file claims to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Because the intellectual property landscape in the biopharmaceutical industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third-party rights. Third party patent rights, if found to be valid and enforceable, could be alleged to render one or more of our product candidates infringing. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon or delay the development of any affected product candidate and/or seek a license from the patent holder. Any intellectual property claims brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in litigation. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they may have substantially greater resources. In addition, any litigation could have a material adverse effect on our business and operations, including our ability to raise funds.

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

Further, we may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. An adverse determination in any such submission or proceeding could reduce the scope of, affect the enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can impact the validity of the patents issuing thereon. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our programs or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is time limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Furthermore, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of geopolitical instability affecting our collaborators in China could introduce delays into the development program. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or other countries or impose other restrictions on companies’ ability to work with Chinese or other foreign counterparties. To the extent these or future tariffs are applicable to the material we import from China and other countries or if we are not able to secure supply of our product candidates as a result of applicable legislation, our business and financial condition could be adversely affected.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, contractors, sites performing our clinical trials, third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions or from cyber-attacks by malicious third parties, or ransomware attacks, which, in each case, may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

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

We may be subject to adverse U.S. legislative or regulatory tax changes that could negatively impact our financial condition.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. The use of a product candidate in clinical trials and the sale of any approved products in the future may expose us to liability claims. An individual or group of individuals may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury, either at the clinical or commercial stage. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect our business. While we carry product liability insurance for our clinical trials, it is possible that any liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and our business operations could be impaired.

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

The global economy, including credit and financial markets, has experienced and may experience in the future extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, new or increased tariffs and other barriers to trade, especially in light of recent executive orders made by the presidential administration, trade and other international disputes, increases in inflation rates, fluctuation in interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), political and military conflict, and uncertainty about economic stability. In recent months, the U.S. has announced tariffs on imports from most countries, including significant tariffs on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Fluctuation in interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic or political uncertainty, political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including materials, operational, labor and employee benefit costs.

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

The market price of our common stock has been and is likely to be highly volatile and is subject to significant fluctuations. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Furthermore, market volatility may lead to securities litigation or increased stockholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results, financial condition and cash flows. Class action securities litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE

2.1†	Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp., Atlas Merger Sub II, LLC and Oruka Therapeutics, Inc.	8-K	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company, filed September 3, 2024.	8-K	3.5	September 5, 2024
3.2	Amended and Restated Bylaws of the Company.	8-K	3.6	September 5, 2024
3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	S-1/A	3.1(b)	May 24, 2013
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, effective August 29, 2024.	8-K	3.8	September 5, 2024
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock.	8-K	3.9	September 5, 2024
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	3.1	September 13, 2024
4.1	Description of Securities.	10-K	4.1	March 6, 2025
4.2	Investor Rights Agreement, dated March 6, 2024, by and among Oruka Therapeutics, Inc. and certain parties thereto.	S-4	4.3	May 14, 2024
4.3	Form of Pre-Funded Warrant, dated August 29, 2024.	10-K	4.3	March 6, 2025
4.4	Form of Pre-Funded Warrant, dated September 13, 2024.	8-K	4.1	September 13, 2024
4.5*	Paruka Warrant, dated December 31, 2024
10.1†	IL-17 License Agreement by and between Paragon Therapeutics, Inc. and Oruka Therapeutics, Inc., dated February 4, 2025.	10-K	10.29	March 6, 2025
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

#	Indicates management contract or compensatory plan.

†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished. Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oruka Therapeutics, Inc.

Date: May 14, 2025	By:	/s/ Lawrence Klein, PhD.
Lawrence Klein, PhD. President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Arjun Agarwal
Arjun Agarwal Senior Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)