Form 10-Q
period 2025-06-30
Oruka Therapeutics, Inc.
filed 2025-08-11
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 37,450,745 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,396	$61,575
Marketable securities, current	263,010	314,073
Prepaid expenses and other current assets	3,606	1,221
Total current assets	332,012	376,869
Marketable securities, long-term	23,053	18,069
Property and equipment, net	174	162
Operating lease right-of-use assets	2,076	876
Other non-current assets	103	43
Total assets	$357,418	$396,019
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,664	$3,462
Accrued expenses and other current liabilities	3,578	3,346
Operating lease liability, current	660	213
Related party common stock warrant liability	3,089	—
Related party accounts payable and other current liabilities	119	6,022
Total current liabilities	12,110	13,043
Operating lease liability, non-current	1,666	755
Total liabilities	13,776	13,798
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series B non-voting convertible preferred stock, $0.001 par value; 251,504 shares authorized as of June 30, 2025 and December 31, 2024; 137,138 shares issued and outstanding as of June 30, 2025 and December 31, 2024	2,931	2,931
Common stock, $0.001 par value; 545,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 37,450,745 and 37,440,510 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	469,998	463,018
Accumulated other comprehensive loss	(27)	(41)
Accumulated deficit	(129,297)	(83,724)
Total stockholders’ equity	343,642	382,221
Total liabilities, convertible preferred stock and stockholders’ equity	$357,418	$396,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Operating expenses:
Research and development(1)	$24,087	$18,673	$44,012	$23,866
General and administrative(2)	4,342	2,820	9,503	4,490
Total operating expenses	28,429	21,493	53,515	28,356
Loss from operations	(28,429)	(21,493)	(53,515)	(28,356)
Other income (expense):
Interest income	3,857	—	7,949	—
Interest expense(3)	—	(750)	—	(964)
Other expense, net	(2)	—	(7)	—
Total other income (expense), net	3,855	(750)	7,942	(964)
Net loss	(24,574)	(22,243)	(45,573)	(29,320)
Net change in unrealized gains (losses) on marketable securities	(21)	—	14	—
Comprehensive loss	$(24,595)	$(22,243)	$(45,559)	$(29,320)

Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(6.96)	$(0.85)	$(9.17)
Net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	$(38.26)	$—	$(71.23)	$—

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,095,951	3,197,975	41,888,906	3,197,975
Weighted-average shares used in computing net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	137,138	—	137,138	—

(1)	Includes related party amounts of $4,281 and $15,379 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $6,403 and $20,430 for the six months ended June 30, 2025 and the period from February 6, 2024 (inception) to June 30, 2024, respectively

(2)	Includes related party amounts of $12 and $420 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $122 and $1,268 for the six months ended June 30, 2025 and the period from February 6, 2024 (inception) to June 30, 2024, respectively

(3)	Includes related party amounts of nil and $750 for the three months ended June 30, 2025 and June 30, 2024, respectively, and nil and $964 for the six months ended June 30, 2025 and the period from February 6, 2024 (inception) to June 30, 2024, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances as of December 31, 2024	137,138	$2,931	37,440,510	$37	$463,018	$(41)	$(83,724)	$382,221
Stock-based compensation expense	—	—	—	—	3,468	—	—	3,468
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(20,999)	(20,999)
Balances as of March 31, 2025	137,138	$2,931	37,440,510	$37	$466,486	$(6)	$(104,723)	$364,725
Issuance of common stock under employee stock purchase plan	—	—	10,235	—	109	—	—	109
Stock-based compensation expense	—	—	—	—	3,403	—	—	3,403
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(24,574)	(24,574)
Balances as of June 30, 2025	137,138	$2,931	37,450,745	$37	$469,998	$(27)	$(129,297)	$343,642

	Series A Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Deficit
Balances as of February 6, 2024 (Inception)	—	$—	—	$—	3,197,975	$3	$(2)	$—	$—	$1
Issuance of common stock	—	—	—	—	2,207,553	2	(2)	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs of $69	20,000,000	2,931	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	17	—	—	17
Net loss	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Balances as of March 31, 2024	20,000,000	$2,931	—	$—	5,405,528	$5	$13	$—	$(7,077)	$(7,059)
Stock-based compensation expense	—	—	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	—	—	(22,243)	(22,243)
Balances as of June 30, 2024	20,000,000	$2,931	—	$—	5,405,528	$5	$334	$—	$(29,320)	$(28,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Cash flows from operating activities:
Net loss	$(45,573)	$(29,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,960	768
Net accretion of premiums and discounts on marketable securities	(3,300)	—
Non-cash interest expense	—	3
Non-cash lease expense	187	4
Depreciation expense	35	—
Changes in operating assets and liabilities:
Subscription receivable	—	1
Prepaid expenses and other current assets	(765)	(1,721)
Other non-current assets	(60)	(43)
Accounts payable	1,202	2,022
Accrued expenses and other current liabilities	232	683
Operating lease liability	(29)	4
Related party accounts payable and other current liabilities	(5,903)	15,437
Accrued interest payable, related party	—	961
Net cash used in operating activities	(44,014)	(11,201)
Cash flows from investing activities:
Purchases of property and equipment	(47)	—
Purchases of marketable securities	(152,289)	—
Proceeds from maturities of marketable securities	200,062	—
Net cash provided by investing activities	47,726	—
Cash flows from financing activities:
Proceeds from issuance of Pre-Merger Oruka Series A Preferred Stock, net of issuance costs paid	—	2,931
Proceeds from issuance of notes payable to related party, net of issuance costs paid	—	24,980
Payment of deferred offering costs	—	(1,589)
Proceeds from issuance of common stock	109	—
Net cash provided by financing activities	109	26,322
Net increase in cash and cash equivalents	3,821	15,121
Cash and cash equivalents at beginning of period	61,575	—
Cash and cash equivalents at end of period	$65,396	$15,121
Supplemental disclosures of non-cash operating and financing activities:
Operating lease liability arising from obtaining operating right-of-use asset	$1,387	$982
Deferred offering costs in accrued expenses and other current liabilities	$—	$726

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the period ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025 (the “Annual Report”). The information as of December 31, 2024, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of the Company’s management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial statements.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

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

In connection with the Closing, the shares of Pre-Merger Oruka Common Stock were converted into shares of Company Common Stock and pre-funded warrants of Company Common Stock in accordance with the Exchange Ratio (as defined below and determined by the terms of the Merger Agreement). Moreover, as part of the Closing, (i) then-issued and outstanding shares of Pre-Merger Oruka Common Stock (including outstanding and unvested Pre-Merger Oruka restricted stock and shares of Pre-Merger Oruka Common Stock issued in connection with the Subscription Agreement) were converted into the right to receive a number of shares of Company Common Stock, equal to the exchange ratio of 6.8569 shares of Company Common Stock (the “Exchange Ratio”), which were subject to the same vesting provisions as those immediately prior to the Merger; (ii) each share of Pre-Merger Oruka Series A convertible preferred stock, par value $0.0001 (“Pre-Merger Oruka Series A Preferred Stock”) was converted into the right to receive a number of shares of ARCA Series B non-voting convertible preferred stock, par value $0.001 per share (“Company Series B Preferred Stock”), which are convertible into shares of Company Common Stock at a conversion ratio of approximately 83.3332:1 after the Reverse Stock Split, (iii) each outstanding option to purchase Pre-Merger Oruka Common Stock was converted into an option to purchase shares of Company Common Stock, and (iv) each outstanding warrant to purchase shares of Pre-Merger Oruka Common Stock was converted into a warrant to purchase shares of Company Common Stock.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Oruka was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Oruka stockholders owned a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Oruka’s largest stockholders retained the largest interest in the combined company; (iii) Pre-Merger Oruka designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Oruka’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (a) the Merger was treated as the equivalent of Pre-Merger Oruka issuing stock to acquire the net assets of ARCA, and (b) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Oruka. As part of the reverse recapitalization, the Company acquired a cash balance of $4.94 million from ARCA.

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

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. For the three and six months ended June 30, 2025, the Company incurred net losses of $24.6 million and $45.6 million, respectively, and used net cash of $44.0 million for its operating activities during the first six months of 2025.

As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $351.5 million. The Company’s management expects that the existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting pre-clinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in the Notes titled “1. Nature of the Business and Basis of Presentation” and “2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual financial statements. There have been no material changes to significant accounting policies during the six months ended June 30, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,931	$—	$—	$20,931
U.S. treasury securities	—	6,952	—	6,952
Commercial papers	—	35,405	—	35,405
Total cash equivalents	20,931	42,357	—	63,288
Marketable securities
Marketable securities, current
U.S. treasury securities	—	203,806	—	203,806
U.S. government agency securities	—	14,183	—	14,183
Commercial papers	—	5,391	—	5,391
Corporate debt securities	—	39,630	—	39,630
Total marketable securities, current	—	263,010	—	263,010
Marketable securities, long-term
U.S. treasury securities	—	18,608	—	18,608
U.S. government agency securities	—	4,445	—	4,445
Total marketable securities, long-term	—	23,053	—	23,053
Total cash equivalents and marketable securities	$20,931	$328,420	$—	$349,351

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2025.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,350	$—	$—	$6,350
U.S. treasury securities	—	19,660	—	19,660
U.S. government agency securities	—	3,988	—	3,988
Commercial papers	—	22,177	—	22,177
Total cash equivalents	6,350	45,825	—	52,175
Marketable securities
Marketable securities, current
U.S. treasury securities	—	190,792	—	190,792
U.S. government agency securities	—	12,966	—	12,966
Commercial papers	—	34,811	—	34,811
Corporate debt securities	—	75,504	—	75,504
Total marketable securities, current	—	314,073	—	314,073
Marketable securities, long-term
U.S. treasury securities	—	13,607	—	13,607
U.S. government agency securities	—	4,462	—	4,462
Total marketable securities, long-term	—	18,069	—	18,069
Total cash equivalents and marketable securities	$6,350	$377,967	$—	$384,317

4. Cash Equivalents and Marketable Securities

The following tables summarize the cash equivalents and marketable securities, which are classified as available-for-sale as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$20,931	$—	$—	$20,931
U.S. treasury securities	6,951	1	—	6,952
Commercial papers	35,412	—	(7)	35,405
Total cash equivalents	63,294	1	(7)	63,288
Marketable securities
Marketable securities, current
U.S. treasury securities	203,839	14	(47)	203,806
U.S. government agency securities	14,188	—	(5)	14,183
Commercial papers	5,394	—	(3)	5,391
Corporate debt securities	39,630	9	(9)	39,630
Total marketable securities, current	263,051	23	(64)	263,010
Marketable securities, long-term
U.S. treasury securities	18,589	19	—	18,608
U.S. government agency securities	4,444	2	(1)	4,445
Total marketable securities, long-term	23,033	21	(1)	23,053
Total cash equivalents and marketable securities	$349,378	$45	$(72)	$349,351

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,350	$—	$—	$6,350
U.S. treasury securities	19,656	4	—	19,660
U.S. government agency securities	3,988	—	—	3,988
Commercial papers	22,180	—	(3)	22,177
Total cash equivalents	52,174	4	(3)	52,175
Marketable securities
Marketable securities, current
U.S. treasury securities	190,748	55	(11)	190,792
U.S. government agency securities	12,967	1	(2)	12,966
Commercial papers	34,808	3	—	34,811
Corporate debt securities	75,537	7	(40)	75,504
Total marketable securities, current	314,060	66	(53)	314,073
Marketable securities, long-term
U.S. treasury securities	13,639	—	(32)	13,607
U.S. government agency securities	4,485	—	(23)	4,462
Total marketable securities, long-term	18,124	—	(55)	18,069
Total cash equivalents and marketable securities	$384,358	$70	$(111)	$384,317

The following table summarizes the available-for-sale securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position, for which an allowance for credit losses was not recorded as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$35,405	$(7)	$—	$—	$35,405	$(7)
Marketable securities
Marketable securities, current
U.S. treasury securities	148,432	(47)	—	—	148,432	(47)
U.S. government agency securities	14,183	(5)	—	—	14,183	(5)
Commercial papers	5,391	(3)	—	—	5,391	(3)
Corporate debt securities	26,193	(9)	—	—	26,193	(9)
Marketable securities, long-term
U.S. treasury securities	1,038	(1)	—	—	1,038	(1)
Total	$230,642	$(72)	$—	$—	$230,642	$(72)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$18,199	$(3)	$—	$—	$18,199	$(3)
Marketable securities
Marketable securities, current
U.S. treasury securities	49,904	(11)	—	—	49,904	(11)
U.S. government agency securities	4,713	(2)	—	—	4,713	(2)
Corporate debt securities	39,468	(40)	—	—	39,468	(40)
Marketable securities, long-term
U.S. treasury securities	13,607	(32)	—	—	13,607	(32)
U.S. government agency securities	4,462	(23)	—	—	4,462	(23)
Total	$130,353	$(111)	$—	$—	$130,353	$(111)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the securities before recovery of the unamortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. Given the Company’s intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30, 2025	December 31, 2024
Due in one year or less	$263,010	$314,073
Due in 1-2 years	23,053	18,069
Total	$286,063	$332,142

5. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development	$1,756	$1,084
Accrued employee compensation and benefits	1,684	2,041
Accrued professional and consulting	138	221
Total	$3,578	$3,346

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

The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Note. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Note on the consolidated balance sheet and were being amortized as interest expense over the term of the Convertible Note using the effective interest method. For the three months ended June 30, 2024 and the period from February 6, 2024 (inception) to June 30, 2024, the Company recognized interest expenses related to the Convertible Note of $0.8 million and $1.0 million, respectively, which included non-cash interest expense related to the amortization of debt issuance of less than $0.1 million, for each of the three months ended June 30, 2024 and the period from February 6, 2024 (inception) to June 30, 2024. As of December 31, 2024 and June 30, 2025, the Convertible Note was not outstanding.

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

The pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. Collectively, 6,202,207 pre-funded warrants were outstanding as of June 30, 2025 and December 31, 2024.

Employee Warrants

The Subscription Agreement provided for, among other things, the issuance of warrants to certain of Pre-Merger Oruka’s employees and directors immediately prior to the Closing. During the period from February 6, 2024 (inception) to December 31, 2024, 3,054,358 employee warrants were issued at an exercise price of $7.80 per warrant. These warrants vest over a period of four years. The Company recognizes compensation cost related to warrants on a straight-line basis over the requisite service period, which is the period in which the related services are received. 3,054,358 warrants were outstanding as of June 30, 2025 and December 31, 2024.

Convertible Preferred Stock

In March 2024, Pre-Merger Oruka issued and sold an aggregate of 20,000,000 shares of Pre-Merger Oruka Series A Preferred Stock to Fairmount, at a purchase price of approximately $0.15 per share, for aggregate gross proceeds of $3.0 million. Pre-Merger Oruka incurred less than $0.1 million of issuance costs in connection with this transaction. Upon the issuance of the Pre-Merger Oruka Series A Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities as described below and determined that such features did not require the Company to separately account for these features.

In August 2024, upon Closing, the Pre-Merger Oruka Series A Preferred Stock converted to 137,138 shares of Company Series B Preferred Stock.

In September 2024, in connection with the PIPE Financing, the Company issued and sold an aggregate of 2,439 shares of the Company Series A Preferred Stock at a purchase price of $23,000.00 per share. In November 2024, the 2,439 shares of the Company Series A Preferred Stock were converted to 2,439,000 shares of Company Common Stock. As of June 30, 2025 and December 31, 2024, there were no outstanding shares of Company Series A Preferred Stock.

As of June 30, 2025, Company Series B Preferred Stock consisted of the following (in thousands, except share data):

	June 30, 2025
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Company Series B Preferred Stock	251,504	137,138	$2,931	11,428,149

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Certificate of Designation”) filed in connection with the Merger, holders of Company Series B Preferred Stock are entitled to receive dividends on shares of Company Series B Preferred Stock equal to, on an as-if-converted-to-Company Common Stock basis, and in the same form as, dividends actually paid on shares of Company Common Stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, the Company Series B Preferred Stock does not have voting rights. The Company Series B Preferred Stock shall rank on parity with the Company Common Stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Company Series B Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of June 30, 2025, each outstanding share of Company Series B Preferred Stock was convertible into common stock at a ratio of approximately 83.3332:1.

Paruka Warrant

On December 31, 2024, the Company settled its 2024 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka Holding LLC (“Paruka”) a warrant to purchase 596,930 shares of Company Common Stock at an exercise price of $19.39 per share. The warrant has a term of 10 years, is fully vested, and is exercisable in part or full at any time during the term of the warrant. As of June 30, 2025, the warrant issued to settle the 2024 Paruka Warrant Obligation was outstanding and unexercised. See Note 8 for additional information on the Paruka Warrant Obligation.

Common Stock

As of June 30, 2025, the Certificate of Incorporation provided for 545,000,000 authorized shares of Company Common Stock. As of June 30, 2025, 37,450,745 shares of Company Common Stock were issued and outstanding, including 2,207,553 shares of restricted common stock awards (“RSAs”) issued and outstanding.

As of June 30, 2025 and December 31, 2024, the Company had common stock reserved for future issuance as follows:

	June 30, 2025	December 31, 2024
Shares issuable on conversion of Company Series B Preferred Stock	11,428,149	11,428,149
Shares issuable upon exercise of pre-funded warrants	6,202,207	6,202,207
Shares issuable upon exercise of warrant under the Paruka Warrant Obligation	596,930	596,930
Outstanding and issued stock options	3,668,560	1,567,760
Outstanding and issued employee warrants	3,054,358	3,054,358
Shares available for grant under 2024 Stock Incentive Plan	4,899,067	4,246,324
Shares available for grant under 2024 Employee Stock Purchase Plan	1,001,003	460,529
Total shares of common stock reserved	30,850,274	27,556,257

8. Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Oruka on February 6, 2024. The 2024 Plan provided for Pre-Merger Oruka to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity incentive stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although two non-employee stock options were granted with vesting terms less than four years. As of June 30, 2025, 1,179,193 shares were subject to options outstanding under the 2024 Plan and will become available under the 2024 Stock Incentive Plan (defined below) to the extent the options are forfeited or lapse unexercised.

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

As of June 30, 2025, 7,388,434 shares were reserved for issuance under the 2024 Stock Plan, of which 4,899,067 shares were available for future grant and 2,489,367 shares were subject to outstanding options.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “ESPP”) became effective in August 2024. Eligible employees may purchase shares of Company Common Stock under the ESPP at 85% of the lower of the fair market value of the Company Common Stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year. The ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the Board. An additional 550,709 shares became available for issuance under the ESPP on January 1, 2025 as a result of the annual increase pursuant to the evergreen provision.

The Company issued 10,235 shares during the three and six months ended June 30, 2025 out of the ESPP, and as of June 30, 2025, there were 1,001,003 shares of Company Common Stock available in the pool for future issuances.

For each of the three and six months ended June 30, 2025, stock-based compensation expense related to the ESPP was less than $0.1 million.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards for the three and six months ended June 30, 2025 and for the three months ended June 30, 2024 and the period from February 6, 2024 (inception) to June 30, 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Expected term (in years)	5.9	6.0	6.0	6.0
Expected volatility	93.4%	100.6%	95.5%	101.4%
Risk-free interest rate	4.1%	4.5%	4.4%	4.4%
Expected dividend yield	—	—	—	—

Stock Options

The following table summarizes the stock option activities under the 2024 Plan and the 2024 Stock Plan for the six months ended June 30, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2024	1,567,760	$11.39	9.4	$15,470
Granted	2,100,800	$11.97
Exercised	—	$—
Canceled/forfeited	—	$—
Balance as of June 30, 2025	3,668,560	$11.72	9.3	$6,634
Vested and expected to vest, June 30, 2025	3,668,560	$11.72	9.3	$6,634
Exercisable, June 30, 2025	470,276	$8.04	9.0	$1,661

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2025 was $9.44 per share. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Company Common Stock and the exercise price of outstanding, in-the-money employee stock options.

Restricted Stock Awards

In February 2024 and March 2024, the Company issued 2,207,553 shares of RSAs to certain employees, directors, and consultants at a price of $0.0001 per share, the then par value of Pre-Merger Oruka Common Stock. Such RSAs have service-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture in the event the holder’s service with the Company voluntarily or involuntarily terminates. 137,972 and 714,543 RSAs vested during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, 1,493,010 of RSAs remain unvested. For each of the three and six months ended June 30, 2025, the three months ended June 30, 2024, and from February 6, 2024 (inception) to June 30, 2024, stock-based compensation expense related to RSAs was less than $0.1 million.

The following table summarizes the RSA activity for the six months ended June 30, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	2,207,553	$—
Granted	—	$—
Vested	(714,543)	$—
Unvested balance as of June 30, 2025	1,493,010	$—

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

The grant dates for the issuance of warrants were expected to be December 31, 2024 and December 31, 2025 as all terms of the award, including number of shares and exercise price, will be known by all parties. The Company determined that the 2024 and 2025 grants are two separate grants, as there would be no obligation for the 2025 grant had the Company exercised or terminated all of the options under the Option Agreements prior to December 31, 2024. The service inception period for the grant precedes the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. Accordingly, the warrant expected to be granted to Paruka was accounted for as a liability on the balance sheet on the service inception date and, after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss as stock-based compensation expense under research and development expenses. For the period from February 6, 2024 (inception) to June 30, 2024, $0.4 million was recognized as stock-based compensation expenses related to the December 31, 2024 Paruka Warrant Obligation. On issuance of the warrant to Paruka on December 31, 2024, the fair value of the warrant issued on December 31, 2024 of $10.4 million was reclassified from liability to equity on the condensed consolidated balance sheet as of December 31, 2024.

As of June 30, 2025, the estimated fair value of the warrant to be granted on December 31, 2025 was $6.2 million. For the three and six months ended June 30, 2025 $1.7 million and $3.1 million, respectively, was recognized as stock-based compensation expense related to the December 31, 2025 Paruka Warrant Obligation. As of June 30, 2025, there was $3.1 million in unamortized expense related to the December 31, 2025 Paruka Warrant Obligation.

Employee Warrants

As stated above, in July 2024, the Subscription Agreement was amended and restated, among other things, for employee warrants to be issued to certain Pre-Merger Oruka employees and directors prior to the Closing. During the period from February 6, 2024 (inception) to December 31, 2024, the Company issued 3,054,358 warrants at an exercise price of $7.80 per warrant, which are accounted as equity in the condensed consolidated financial statements. The employee warrants were subject to performance and service based vesting requirements and upon completion of the Merger the performance-based requirements had been achieved. During the three and six months ended June 30, 2025, no employee warrants were granted.

The following table summarizes the employee warrant activity during the six months ended June 30, 2025:

	Number of Employee Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2024	3,054,358	$7.80	9.5	$35,400
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	—	$—
Balance as of June 30, 2025	3,054,358	$7.80	9.0	$10,415
Vested and expected to vest, June 30, 2025	3,054,358	$7.80	9.0	$10,415
Exercisable, June 30, 2025	797,307	$7.80	9.0	$2,719

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Research and development	$3,368	$468	$6,371	$538
General and administrative	1,709	215	3,589	230
Total	$5,077	$683	$9,960	$768

As of June 30, 2025, total unrecognized compensation cost related to the unvested stock options was $28.5 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.

As of June 30, 2025, total unrecognized compensation cost related to the unvested RSAs was less than $0.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

As of June 30, 2025, the unrecognized compensation cost related to the employee warrants was $13.5 million, which is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes the award types of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Paruka Warrant Obligation	$1,674	$362	$3,089	$430
Employee warrants	1,238	—	2,789	—
Stock options	2,130	321	4,019	338
Employee stock purchase plan	35	—	63	—
Total	$5,077	$683	$9,960	$768

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of June 30, 2025 and December 31, 2024 all long-lived assets were in the U.S.

The following table summarizes the segment loss from operations, including significant segment expenses (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Research and development personnel-related (excluding stock-based compensation)	$3,301	$876	$5,764	$1,070
General and administrative personnel-related (excluding stock-based compensation)	1,717	1,159	3,411	1,925
Research and development stock-based compensation	3,368	468	6,371	538
General and administrative stock-based compensation	1,709	215	3,589	230
External research and development	16,416	17,113	30,026	22,018
Other research and development	1,002	216	1,851	240
General and administrative, excluding personnel-related and stock-based compensation	916	1,446	2,503	2,335
Total operating expenses	28,429	21,493	53,515	28,356
Loss from operations	$(28,429)	$(21,493)	$(53,515)	$(28,356)

10. Option Agreements and License Agreements

Option Agreements – Paragon Therapeutics

In March 2024, the Company entered into two antibody discovery and option agreements (the “Option Agreements”) with Paragon Therapeutics, Inc. (“Paragon”) and Paruka. Under the terms of each agreement, Paragon identifies, evaluates, and develops antibodies directed against certain mutually agreed therapeutic targets of interest to the Company. From time to time, the Company can choose to add additional targets to the collaboration upon agreement with Paragon and Paruka. Under the Option Agreements, the Company has the exclusive option to, on a research program-by-research program basis, be granted an exclusive, worldwide license to all of Paragon’s rights, titles, and interest in and to the intellectual property resulting from the applicable research program to develop, manufacture, and commercialize the antibodies and products directed to the selected target(s). The Company has initiated certain research programs with Paragon that generally focus on discovering, generating, identifying and/or characterizing antibodies directed to a particular target (each, a “Research Program”), including for IL-23 and IL-17A/F for ORKA-001 and ORKA-002, respectively. The exclusive option with respect to each Research Program is exercisable at the Company’s sole discretion at such time as specified in the Option Agreements (the “Option Period”). There is no payment due upon exercise of an Option pursuant to the Option Agreements. For each of these agreements, once the Company enters into the corresponding license agreement, it will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones, up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones, as well as a low single-digit percentage royalty for antibody products beginning on the first commercial sale in each program.

The Company may terminate any Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that it must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Paragon may terminate any Option Agreement or Research Program immediately upon written notice to the Company if, as a result of any action or failure to act by the Company or its affiliates, such Research Program or all material activities under the applicable Research Plan are suspended, discontinued or otherwise delayed for a certain consecutive number of months. Each party has the right to terminate the Option Agreements or any Research Program upon material breach that remains uncured or the other party’s bankruptcy.

License Agreements – Paragon Therapeutics

In September 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-001, and in December 2024, it entered into a corresponding license agreement with Paragon (the “ORKA-001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize, or otherwise exploit certain antibodies and products targeting IL-23 in all fields other than the field of inflammatory bowel disease (“ORKA-001 Field”). In December 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-002, and in February 2025, it entered into the corresponding license agreement with Paragon (the “ORKA-002 License Agreement” and together with the ORKA-001 License Agreement, the “License Agreements”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize, or otherwise exploit certain antibodies and products targeting IL-17A/F in all fields (“ORKA-002 Field” and together with the ORKA-001 Field, the “Fields”). Pursuant to each of the two License Agreements, Paragon has agreed not to conduct any new campaigns that generate anti-IL-23 monospecific antibodies or anti-IL-17A/F monospecific antibodies in the respective agreed-upon fields.

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

Pursuant to the terms of each of the License Agreements, the Company is obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, the Company is obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001 and ORKA-002. For each of the License Agreements, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program. Each of the License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law. As of June 30, 2025, the Company has incurred and expensed milestone payments of $4.0 million for each of the License Agreements. Subsequent to the quarter end, the Company dosed the first patient in a Phase 2a clinical trial for ORKA-001. In the third quarter of 2025, the Company accrued for the additional milestone payment of $3.0 million under the ORKA-001 License Agreement, as it became probable that the milestone would be achieved.

Additionally, as part of the Option Agreements, on December 31, 2024 the Company granted and on December 31, 2025, will grant Paruka a warrant to purchase a number of shares equal to 1.00% of outstanding shares as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares on the grant date.

Pursuant to the Option Agreements, on a research program-by-research program basis following the finalization of the research plan for each respective research program, the Company is required to pay certain initiation fees, development costs and milestone payments to Paragon. For the ORKA-001 program, the Company recognized research and development expenses related to the following milestones during the period from February 6, 2024 (inception) to December 31, 2024: a one-time, nonrefundable research initiation fee of $0.8 million; $1.5 million related to exercising its option and achievement of development candidate; and $2.5 million related to completing the first dosing of a human subject in a Phase 1 trial. The Company was responsible for 50% of the development costs incurred through the completion of the IL-23 selection process, which was completed in June 2024.

For the ORKA-002 program, the Company recognized research and development expenses related to the following milestones during the period from February 6, 2024 (inception) to December 31, 2024: a one-time, nonrefundable research initiation fee of $0.8 million and $1.5 million related to exercising its option and achievement of development candidate. The Company was responsible for the development costs incurred through the completion of the IL-23 selection process, which was completed in December 2024.

Pursuant to the Option Agreements, during the three and six months ended June 30, 2025, the Company’s share of research and development expenses for ORKA-001 program for the periods were nil. For the three months ended June 30, 2024, and the period from February 6, 2024 (inception) to June 30, 2024, the Company’s share of research and development expenses, including research initiation fee, incurred for ORKA-001 program for the periods were $12.4 million and $13.2 million, respectively. These costs were recorded as research and development expenses. As of June 30, 2025 and December 31, 2024, nil and $12.4 million, respectively, related to ORKA-001 were included in related party accounts payable and other current liabilities.

Pursuant to the Option Agreements, during the three and six months ended June 30, 2025, the Company’s share of research and development expenses for ORKA-002 program was nil and $0.1 million, respectively. For the three months ended June 30, 2024, and the period from February 6, 2024 (inception) to June 30, 2024, the Company’s share of research and development expense, including research initiation fee, incurred for ORKA-002 program for the periods were $2.7 million and $6.9 million, respectively. The Company recognized a milestone payment of $2.5 million related to completing the first dosing of a human subject in a Phase 1 trial milestone during the three and six months ended June 30, 2025. These costs were recorded as research and development expenses. As of June 30, 2025 and December 31, 2024, nil and $2.7 million, respectively, related to ORKA-002 were included in related party accounts payable and other current liabilities.

For the three and six months ended June 30, 2025, the Company recognized $4.2 million and $5.7 million, respectively, of expenses in connection with services provided by Paragon and Paruka under the Option Agreements. For the three months ended June 30, 2024, and the period from February 6, 2024 (inception) to June 30, 2024, the Company recognized $15.4 million and $20.4 million, respectively.

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

11. Commitments and Contingencies

Leases

In April 2024, the Company entered into an operating lease agreement for the Company’s headquarters in Menlo Park, California, which commenced on June 15, 2024 with an initial term of 39.5 months. In February 2025, the Company entered into an operating lease agreement in Waltham, Massachusetts, which commenced on April 1, 2025 with an initial term of 54 months. The Company leases office spaces under noncancelable operating lease agreements. Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease terms. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable.

As of June 30, 2025, the operating lease arrangement for the Company’s headquarters in Menlo Park, California had a remaining lease term of 27 months and a discount rate of 17.95%. As of June 30, 2025, the operating lease arrangement for the Company’s lease in Waltham, Massachusetts had a remaining lease term of 51 months and a discount rate of 9.95%. For the three and six months ended June 30, 2025, the Company recorded operating and variable lease expenses of $0.3 million and $0.4 million, respectively, in general and administrative expenses in its condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2024 and the period from February 6, 2024 (inception) to June 30, 2024, the Company recorded operating and variable lease expenses of less than $0.1 million.

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

Six Months Ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities	$147

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2025 (in thousands):

Year ending December 31,	Amount
2025 (remainder of the year)	$527
2026	822
2027	768
2028	397
2029	304
Total undiscounted lease payments	2,818
Less: imputed interest	(492)
Total discounted lease payments	2,326
Less: current portion of lease liability	(660)
Non-current portion of lease liability	$1,666

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

12. Net Loss per Share

The following table summarizes the basic and diluted net loss per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(19,327)	42,095,951	$(0.46)	$(22,243)	3,197,975	$(6.96)
Company Series B Preferred Stock(1)	(5,247)	137,138	$(38.26)	—	—	$—
Net loss	$(24,574)			$(22,243)

(1)	The weighted-average number of shares of as-converted Company Series B Preferred Stock used in the loss allocation was 11,428,129 for the three months ended June 30, 2025.

	Six Months Ended June 30, 2025			Period from February 6, 2024 (Inception) to June 30, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(35,805)	41,888,906	$(0.85)	$(29,320)	3,197,975	$(9.17)
Company Series B Preferred Stock(1)	(9,768)	137,138	$(71.23)	—	—	$—
Net loss	$(45,573)			$(29,320)

(1)	The weighted-average number of shares of as-converted Company Series B Preferred Stock used in the loss allocation was 11,428,129 for the six months ended June 30, 2025.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to stockholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Outstanding convertible preferred stock (as converted to common stock)	—	11,428,149	—	11,428,149
Outstanding employee warrants to purchase common stock	3,054,358	—	3,054,358	—
Outstanding unvested restricted stock awards	1,493,010	2,207,553	1,493,010	2,207,553
Outstanding and issued common stock options	3,668,560	1,179,193	3,668,560	1,179,193
Outstanding and issued warrant to Paruka	596,930	—	596,930	—
Total	8,812,858	14,814,895	8,812,858	14,814,895

13. Related Party Transactions

Paragon and Paruka each beneficially own less than 5% of the Company’s capital stock through their respective holdings of Company Common Stock.

Fairmount beneficially owns more than 5% of the Company’s capital stock, currently has one representative appointed to the Board, and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon.

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Paragon reimbursable Option Agreements’ fees	$—	$1,482
Paragon milestone payments for License Agreement	—	4,000
Paragon reimbursable other research expenses	107	515
Paragon reimbursable patent expenses	12	25
Total	$119	$6,022

14. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is currently evaluating the impact of the Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”) and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, hopes, beliefs, strategies or projections regarding the future of its pipeline and business and words such as “may,” “will,”, “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend” and variations of such words and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Oruka Therapeutics, Inc.,” “Oruka,” “ARCA biopharma, Inc.,” “ARCA,” refers to Oruka Therapeutics, Inc. and its consolidated subsidiaries, taken as a whole.

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

Since our inception in February 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, establishing and protecting our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our programs and component materials, developing and progressing our pipeline, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, common stock, a convertible note, pre-funded warrants, and the proceeds from the reverse recapitalization and merger, our Pre-Closing Financing and subsequent PIPE Financing (as defined and further described in “Recent Developments” below).

Since our inception, we have incurred significant losses and negative cash flows from our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. During the three and six months ended June 30, 2025, we generated net losses of $24.6 million and $45.6 million, respectively, and for the six months ended June 30, 2025, we used net cash of $44.0 million for our operating activities.

We had cash, cash equivalents, and marketable securities of $351.5 million as of June 30, 2025. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

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

ORKA-001 is engineered with YTE half-life extension technology, a specific three amino acid change in the fragment crystallizable (“Fc”) domain to modify the pH-dependent binding to the neonatal Fc receptor. As a result, it has a pharmacokinetic profile designed to support a subcutaneous injection as infrequently as once or twice per year. In addition, emerging evidence suggests that IL-23 blockade can modify the disease biology of PsO, possibly leading to durable remissions and preventing the development of PsA. We believe that the expected characteristics of ORKA-001 increase its potential to deliver these disease-modifying benefits.

We initiated the dosing of healthy volunteers in a Phase 1 trial of ORKA-001 in the fourth quarter of 2024. We expect to share interim data from the first-in-human trial in healthy volunteers, including initial pharmacokinetic data, at the European Academy of Dermatology & Venereology (EADV) Congress in September 2025.

In July 2025, the United States Food and Drug Administration (“FDA”) cleared our investigational new drug (“IND”) application and Health Canada cleared our Clinical Trial Application (“CTA”) for our Phase 2a trial of ORKA-001 in moderate-to-severe PsO, called EVERLAST-A. In the third quarter of 2025, we commenced dosing in a Phase 2a clinical trial of ORKA-001 in patients with moderate-to-severe PsO. We expect to share efficacy and response duration data from this study in the second half of 2026. Based on recent precedent for PsO, we anticipate that the entire development program from first-in-human to biologics license application (“BLA”) filing could take as little as six to seven years based on the averages for recently approved medicines. However, we have no control over the length of time needed for the FDA review, and this timeline could vary.

ORKA-002

ORKA-002 is a high affinity, extended half-life mAb designed to target IL-17A and IL-17F (“IL-17A/F”). IL-17 inhibition has become central to the treatment of psoriatic diseases, including PsO and PsA, and has also shown efficacy in other I&I indications, such as hidradenitis suppurativa and axial spondyloarthritis. More recently, the importance of inhibiting the IL-17F isoform along with IL-17A has become appreciated, and dual blockade with the recently approved therapy Bimzelx (bimekizumab) has led to higher response rates in patients than blockade of IL-17A alone. ORKA-002 is designed to bind IL-17A/F at similar epitopes, or binding sites, and affinity ranges as bimekizumab, but incorporates half-life extension technology that could enable more convenient dosing intervals. We initiated the dosing of healthy volunteers in a Phase 1 trial of ORKA-002 in the second quarter of 2025. We expect to share interim data from the first-in-human trial in healthy volunteers, including initial pharmacokinetic data, around year end 2025.

We view ORKA-002 and ORKA-001 as highly complementary. Patients with moderate-to-severe PsO that have purely skin manifestations are most often treated with IL-23 inhibitors due to the high efficacy and tolerability of this mechanism. However, for patients who also have joint involvement, or signs and symptoms of PsA, an IL-17 inhibitor is typically used due to its efficacy in addressing both skin and joint symptoms. In addition, IL-17 inhibitors are often used in patients with highly resistant skin symptoms that do not adequately resolve through treatment with an IL-23 inhibitor. Furthermore, we plan to pursue a sequential combination regimen of ORKA-002 followed by ORKA-001, called ORKA-021. ORKA-021 has the potential to combine the rapid response of an IL-17 inhibitor with the ideal maintenance profile of an IL-23 inhibitor in a single regimen. We believe that ORKA-001 and ORKA-002 provide the potential to offer a highly compelling product profile for most patients with PsO and/or PsA, as well as the opportunity to address additional I&I indications.

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

Pursuant to each of the License Agreements, Paragon has agreed not to conduct any new campaigns that generate anti-IL-23 monospecific antibodies or anti-IL-17A/F monospecific antibodies in the respective agreed-upon fields. Each of the ORKA-001 and ORKA-002 License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law.

Pursuant to the terms of each of the License Agreements, we are obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, we are obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001 and ORKA-002. For each of the License Agreements, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of our product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program.

Pursuant to the License Agreements, as of June 30, 2025, we have incurred and expensed milestone payments of $4.0 million for each of ORKA-001 and ORKA-002. Subsequent to the quarter end, we dosed the first patient in a Phase 2a clinical trial for ORKA-001. In the third quarter of 2025, we accrued for the additional milestone payment of $3.0 million under the ORKA-001 License Agreement, as it became probable that the milestone would be achieved.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Change
	2025	2024	$	%
Operating expenses
Research and development(1)	$24,087	$18,673	$5,414	29%
General and administrative(2)	4,342	2,820	1,522	54%
Total operating expenses	28,429	21,493	6,936	32%
Loss from operations	(28,429)	(21,493)	(6,936)	32%
Other income (expense)
Interest income	3,857	—	3,857	100%
Interest expense(3)	—	(750)	750	(100)%
Other expense, net	(2)	—	(2)	100%
Total other income (expense), net	3,855	(750)	4,605	*
Net loss	$(24,574)	$(22,243)	$(2,331)	10%

*	Percentage not meaningful

(1)	Includes related party amounts of $4,281 and $15,379 for the three months ended June 30, 2025 and June 30, 2024, respectively

(2)	Includes related party amounts of $12 and $420 for the three months ended June 30, 2025 and June 30, 2024, respectively

(3)	Includes related party amounts of nil and $750 for the three months ended June 30, 2025 and June 30, 2024, respectively

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Change
	2025	2024	$	%
External research and development expenses	$16,416	$17,113	$(697)	(4)%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	3,301	876	2,425	*
Stock-based compensation	3,368	468	2,900	*
Other	1,002	216	786	*
Total research and development expenses	$24,087	$18,673	$5,414	29%

*	Percentage not meaningful

Research and development expenses increased by $5.4 million, from $18.7 million for the three months ended June 30, 2024 to $24.1 million for the three months ended June 30, 2025.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses decreased by $0.7 million, from $17.1 million for the three months ended June 30, 2024 to $16.4 million for the three months ended June 30, 2025. The decrease is primarily related to the decrease in research expenses incurred by Paragon partially offset by increased CMO product development and manufacturing expenses and an increase in our CRO expenses related to our ongoing clinical trials and toxicology studies.

Personnel-related expenses increased by $2.4 million, from $0.9 million for the three months ended June 30, 2024 to $3.3 million for the three months ended June 30, 2025, as we continue hiring employees in our research and development organization. Stock-based compensation expense increased by $2.9 million, from $0.5 million for the three months ended June 30, 2024 to $3.4 million for the three months ended June 30, 2025. The increase in stock-based compensation expense is related to the $1.3 million increase in Paruka warrant liability under the Option Agreements and $1.6 million related to the increase in employee awards. Other research and development expenses increased by $0.8 million, from $0.2 million for the three months ended June 30, 2024 to $1.0 million for the three months ended June 30, 2025, primarily due to increases to facilities and allocated overhead expenses as we commenced using our leased Menlo Park office space from June 2024 and Waltham office from April 2025, as well as an increase in our research and development employee count.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Change
	2025	2024	$	%
Personnel-related (including stock-based compensation)	$3,426	$1,374	$2,052	149%
Professional and consulting services	758	1,419	(661)	(47)%
Other	158	27	131	*
Total general and administrative expenses	$4,342	$2,820	$1,522	54%

 General and administrative expenses increased by $1.5 million, from $2.8 million for the three months ended June 30, 2024 to $4.3 million for the three months ended June 30, 2025.

Personnel-related expenses increased by $2.1 million, from $1.3 million for the three months ended June 30, 2024 to $3.4 million for the three months ended June 30, 2025, as a result of continued hiring of executives and administrative employees. Stock-based compensation expense increased by $1.5 million, from $0.2 million for the three months ended June 30, 2024 to $1.7 million for three months ended June 30, 2025.

Expenses related to professional and consulting services decreased by $0.6 million, from $1.4 million for the three months ended June 30, 2024 to $0.8 million for the three months ended June 30, 2025, due to higher spending in the prior period on accounting, audit, and legal fees as we began preparation to become a public company.

Other general and administrative expenses increased by $0.1 million primarily due to facilities and allocated overhead expenses as we commenced using our leased Menlo Park office space from June 2024 and Waltham office from April 2025, as well as an increase in our employee count.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $3.9 million for the three months ended June 30, 2025. No interest income was recorded for the three months ended June 30, 2024.

No interest expense was recorded during the three months ended June 30, 2025. Interest expense of $0.8 million was incurred for the three months ended June 30, 2024 relating to the Convertible Note issued to Fairmount in March 2024.

Comparison of the Six Months Ended June 30, 2025, and the period from February 6 (inception) to June 30, 2024

The following table summarizes our results of operations and comprehensive loss for the periods presented (in thousands):

	Six Months Ended June 30,	Period from February 6, 2024 (Inception) to June 30,	Change
	2025	2024	$	%
Operating expenses
Research and development(1)	$44,012	$23,866	$20,146	84%
General and administrative(2)	9,503	4,490	5,013	112%
Total operating expenses	53,515	28,356	25,159	89%
Loss from operations	(53,515)	(28,356)	(25,159)	89%
Other income (expense)
Interest income	7,949	—	7,949	100%
Interest expense(3)	—	(964)	964	(100)%
Other expense, net	(7)	—	(7)	100%
Total other income (expense), net	7,942	(964)	8,906	*
Net loss	$(45,573)	$(29,320)	$(16,253)	55%

*	Percentage not meaningful

(1)	Includes related party amounts of $6,403 and $20,430 for the six months ended June 30, 2025 and the period from February 6, 2024 (inception) to June 30, 2024, respectively

(2)	Includes related party amounts of $122 and $1,268 for the six months ended June 30, 2025 and the period from February 6, 2024 (inception) to June 30, 2024, respectively

(3)	Includes related party amounts of nil and $964 for the six months ended June 30, 2025 and the period from February 6, 2024 (inception) to June 30, 2024, respectively

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,	Period from February 6, 2024 (Inception) to June 30,	Change
	2025	2024	$	%
External research and development expenses	$30,026	$22,018	$8,008	36%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	5,764	1,070	4,694	*
Stock-based compensation	6,371	538	5,833	*
Other	1,851	240	1,611	*
Total research and development expenses	$44,012	$23,866	$20,146	84%

*	Percentage not meaningful

Research and development expenses increased by $20.1 million, from $23.9 million for the period from February 6, 2024 (inception) to June 30, 2024 to $44.0 million for the six months ended June 30, 2025.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $8.0 million, from $22.0 million for the period from February 6, 2024 (inception) to June 30, 2024 to $30.0 million for the six months ended June 30, 2025. The increase is primarily related to increased CMO product development and manufacturing expenses, an increase in our CRO expenses related to our ongoing clinical trials and toxicology studies, partially offset by a reduction of research expenses incurred by Paragon.

Personnel-related expenses increased by $4.7 million, from $1.1 million for the period from February 6, 2024 (inception) to June 30, 2024 to $5.8 million for the six months ended June 30, 2025, as we continue hiring employees in our research and development organization. Stock-based compensation expense increased by $5.8 million, from $0.5 million for the period from February 6, 2024 (inception) to June 30, 2024 to $6.4 million for the six months ended June 30, 2025. Stock-based compensation expense increased by $3.2 million due to the increase in employee awards and $2.6 million due to an increase in Paruka warrant liability under the Option Agreements. Other research and development expenses increased by $1.6 million, from $0.2 million for the period from February 6, 2024 (inception) to June 30, 2024 to $1.8 million for the six months ended June 30, 2025, primarily due to facilities and allocated overhead expenses as we commenced using our leased Menlo Park office space from June 2024 and Waltham office from April 2025, as well as increased our research and development employee count.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Six Months Ended June 30,	Period from February 6, 2024 (Inception) to June 30,	Change
	2025	2024	$	%
Personnel-related (including stock-based compensation)	$7,000	$2,155	$4,845	225%
Professional and consulting services	2,120	2,119	1	0%
Other	383	216	167	77%
Total general and administrative expenses	$9,503	$4,490	$5,013	112%

General and administrative expenses increased by $5.0 million, from $4.5 million for the period from February 6, 2024 (inception) to June 30, 2024 to $9.5 million for the six months ended June 30, 2025.

Personnel-related expenses increased by $4.8 million, from $2.2 million for the period from February 6, 2024 (inception) to June 30, 2024 to $7.0 million for the six months ended June 30, 2025, as a result of continued hiring of executives and administrative employees. Stock-based compensation expense was $0.2 million and $3.6 million for the period from February 6, 2024 (inception) to June 30, 2024 and for the six months ended June 30, 2025, respectively.

Expenses related to professional and consulting services remained relatively consistent at $2.1 million for the period from February 6, 2024 (inception) to June 30, 2024 compared to $2.1 million for the six months ended June 30, 2025.

Other general and administrative expenses increased by $0.2 million primarily due to facilities and allocated overhead expenses as we commenced using our leased Menlo Park office space from June 2024 and Waltham office from April 2025, as well as an increase in our employee count.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $7.9 million for the six months ended June 30, 2025. No interest income was recorded for the period from February 6, 2024 (inception) to June 30, 2024.

No interest expense was recorded during the six months ended June 30, 2025. Interest expense was $1.0 million for the period from February 6, 2024 (inception) to June 30, 2024 relating to the Convertible Note issued to Fairmount in March 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $351.5 million of cash, cash equivalents, and marketable securities.

Since our inception, we have incurred significant operating losses and negative cash flow from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the pre-clinical and clinical development of our programs and our early-stage research activities. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. Through June 30, 2025, we had funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, a convertible note, and pre-funded warrants. In March 2024, we received $2.9 million in net proceeds from the issuance of Pre-Merger Oruka Series A Preferred Stock and $25.0 million in gross proceeds from the issuance of the Convertible Note, both of which were related party transactions. In August 2024, we raised approximately $228.0 million in net proceeds from Pre-Closing Financing and received $4.9 million in cash from ARCA upon consummation of the Merger. In September 2024, we received approximately $188.7 million in net proceeds from the issuance of common stock, Company Series A Preferred Stock, and pre-funded warrants in connection with the PIPE Financing.

Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a clinical stage biopharmaceutical company, we have incurred significant operating losses since our inception and we anticipate such losses, in absolute dollar terms, to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our development efforts in our pipeline of nonclinical candidates. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We will need to secure additional financing in the future to fund additional research and development, and before a commercial drug can be produced, marketed, and sold. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. In addition, with a change in the presidential administration in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These may have the potential to impact expenses as well as our ability to, if ever, generate revenue or achieve profitability. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on our company

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2025	Period from February 6, 2024 (Inception) to June 30, 2024
Net cash used in operating activities	$(44,014)	$(11,201)
Net cash provided by investing activities	47,726	—
Net cash provided by financing activities	109	26,322
Net increase in cash and cash equivalents	$3,821	$15,121

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $44.0 million, which was primarily attributable to a net loss of $45.6 million and net changes in our operating assets and liabilities of $5.3 million, partially offset by net non-cash charges of $6.9 million. Net changes in our operating assets and liabilities were primarily comprised of a decrease of $5.9 million in related party accounts payable and other current liabilities and an increase of $1.2 million in accounts payable. Net non-cash charges primarily comprised of an increase of $10.0 million in stock-based compensation expense, partially offset by $3.3 million in net accretion of premiums and discounts on marketable securities.

From February 6, 2024 (inception) to June 30, 2024, net cash used in operating activities was $11.2 million, which was primarily attributable to a net loss of $29.3 million, partially offset by non-cash charges of $0.8 million and net cash provided by changes in operating activities of $17.3 million. Non-cash charges consisted of a $0.8 million increase in stock-based compensation expense. Net cash provided by changes in our operating activities primarily consisted of a $15.4 million increase in related parties accounts payable and other current liabilities, $2.0 million increase in accounts payable, $1.0 million increase in accrued interest, related party, $0.6 million increase in accrued expenses and other current liabilities, partially offset by a $1.7 million increase in prepaid expenses and other current assets.

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $47.7 million, which included $200.1 million in proceeds from maturities of marketable securities, offset by $152.3 million in purchases of marketable securities.

From February 6, 2024 (inception) to June 30, 2024, no cash was used in or provided by investing activities.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $0.1 million due to proceeds from the issuance of shares of common stock in connection with purchases under our employee stock purchase plan.

From February 6, 2024 (inception) to June 30, 2024, net cash provided by financing activities was $26.3 million, consisting of $2.9 million of net proceeds from the issuance of Pre-Merger Oruka Series A Preferred Stock and $25.0 million of net proceeds from the issuance of the Convertible Note, partially offset by $1.6 million of payments in deferred offering costs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, CMOs and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2025. See Notes 10 and 11 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our headquarters in Menlo Park, California, and our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

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

Our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report. During the three months ended June 30, 2025, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the period from February 6 (inception) to December 31, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

Risk Factor Summary

We are subject to a number of risks that could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any current or future collaborator. In addition, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A of this Quarterly Report “Risk Factors”. Please carefully consider all the information in this Quarterly Report, including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the SEC before making an investment decision regarding the Company.

Risks Related to Our Financial Condition and Capital Requirements

●	We are a clinical stage biopharmaceutical company with a limited operating history on which to assess our business. We have not completed any clinical trials and have no products approved for commercial sale.

●	We have historically incurred losses and we anticipate that we will continue to incur losses for the foreseeable future.

●	We have never generated revenue from product sales and may never be profitable.

●	We may not be able to raise the capital that we need to support our business plans.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

●	Drug development and obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.

●	We are substantially dependent on the success of our two most advanced programs, ORKA-001 and ORKA-002. We may not achieve our projected development goals in the time frames we announce and expect, or at all.

●	We face competition from entities that have developed or may develop programs for the diseases addressed by our product candidates.

Risks Related to Government Regulations

●	We may not be able to meet requirements for the chemistry, manufacturing and control of our programs.

●	The U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory approval processes are lengthy and time consuming and we may not be able to obtain or may be delayed in obtaining regulatory approvals for our product candidates. Moreover, even if we obtain regulatory approval, we will be subject to ongoing regulatory obligations.

Risks Related to Our Intellectual Property

●	Our ability to obtain and protect our patents and other proprietary rights is uncertain and we may fail in obtaining or maintaining necessary rights to our programs.

●	We may become subject to claims challenging the inventorship or ownership of our intellectual property and may be subject to patent infringement claims or may need to file such claims.

●	Our patents and our ability to protect our products may be impaired by changes to patent laws, and our patent protection could be reduced or eliminated for non-compliance with legal requirements.

●	We may fail to identify or interpret relevant third-party patents.

●	Patent terms may be inadequate to protect our competitive position of our programs.

●	Our technology licensed from third parties may be subject to retained rights.

Risks Related to Our Reliance on Third Parties

●	We currently rely on agreements with third parties to develop our product candidates. Our business could be negatively impacted if we are unable to maintain these arrangements or if these arrangements are not successful.

●	Third parties we rely on for the execution of nonclinical studies and clinical trials may fail to carry out their contractual duties.

●	Our third-party manufacturing partners and manufacturing sites may fail to perform adequately in their efforts to support the manufacture of our product candidates and we may need to switch or create third-party manufacturer redundancies.

Risks Related to Employee Matters, Managing Growth, Other Risks Related to Our Business, and Risks Related to Owning Our Common Stock

●	Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

●	Our business is dependent on key personnel, and we will be harmed if we cannot recruit and retain highly qualified personnel to successfully implement our business strategies.

●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

●	Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and consolidated financial performance.

●	We may become exposed to costly and damaging liability claims and our insurance may not cover all damages from such claims.

●	Our business could be adversely affected by macroeconomic or geopolitical conditions.

●	We do not anticipate paying any dividends in the foreseeable future.

●	Future sales of shares by existing stockholders could cause our stock price to decline.

●	Future sales and issuances of equity and debt could result in additional dilution to our stockholders and could cause our stock price to decline.

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

We are a clinical stage biopharmaceutical company with a limited operating history. We will need to raise substantial additional capital to continue to fund our operations in the future. We have based our estimates on assumptions that may prove to be wrong, and could exhaust our available financial resources sooner than we currently anticipate. We have devoted substantially all of our financial resources to identifying, acquiring, and developing our product candidates, organizing and staffing our company, and providing general and administrative support for our operations.

Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small and midcap biotechnology companies and broader macroeconomic factors may preclude us from successfully raising additional capital. For example, escalating geopolitical tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital.

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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to curtail our product development activities and other activities commensurate with the magnitude of the shortfall and our product development activities may cease altogether, which could materially harm our business, financial condition, and results of operations. To the extent that the costs of our activities exceed our current estimates and we are unable to raise sufficient additional capital to cover such costs, we will need to reduce operating expenses, sell assets, enter into strategic transactions, or effect a combination of the above. No assurance can be given that we will be able to enter into any of such transactions on acceptable terms, if at all. Any of the following events could have a material adverse effect on our business, operating results, and prospects:

●	a delay, scaling back, or discontinuation of the development or commercialization of our product candidates;

●	seeking strategic partnerships, or amending existing partnerships, for research and development programs at an earlier stage than otherwise would be desirable or that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available in the future;

●	disposal of technology assets, or the relinquishing or licensing of assets on unfavorable terms, of our rights to technologies or any of our product candidates that we otherwise would seek to develop or commercialize ourselves;

●	pursuing the sale of the company to a third party at a price that may result in a loss on investment for our stockholders; or

●	filing for bankruptcy or ceasing operations altogether.

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

We may experience a number of unforeseen events affecting our product development timeline, including the following:

●	our clinical trials may fail to show safety or efficacy, produce negative or inconclusive results, or our product candidates may have undesirable side effects or unexpected characteristics, and we may decide, or regulators may require that we conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

●	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	regulators, Institutional Review Boards (“IRBs”), the FDA, or ethics committees may not authorize us or our investigators to commence or conduct a clinical trial at one or more prospective trial sites; or may require that we or our investigators materially modify, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;

●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data as well as data emerging from other therapies in the same class as our product candidates;

●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, especially if regulatory bodies require completion of non-inferiority or superiority trials; enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	trial conduct or data analysis errors may occur, including, but not limited to, failure by investigators or participants to adhere to the study protocol or data entry and/or labeling errors;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and/or contract research organizations;

●	our third-party contractors or clinical trial sites may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators and could potentially complicate the analysis of data;

●	the cost of clinical trials of any of our programs may be greater than we anticipate;

●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs; and

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements and our product development timeline may be adversely affected.

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

Our future success is substantially dependent on our ability to develop and timely obtain marketing approval for, and then successfully commercialize, our two most advanced programs, ORKA-001 and ORKA-002. We are investing the majority of our efforts and financial resources into the research and development of these programs. We have initiated a Phase 1 clinical trial of ORKA-001 in healthy volunteers and have also initiated a Phase 2 clinical trial of ORKA-001 in patients with moderate-to-severe psoriasis in the third quarter of 2025. In addition, we have initiated a Phase 1 clinical trial of ORKA-002 in healthy volunteers and plan to initiate a Phase 2 clinical trial of ORKA-002 in the first half of 2026. Currently, we believe that the success of our programs is dependent on observing a longer half-life of our product candidates in humans than mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. This is based in part on the assumption that the longer half-life we have observed in non-human primates will translate into an extended half-life of our product candidates in humans. To the extent we do not observe this extended half-life in humans, it would significantly and adversely affect the clinical and commercial potential of our product candidates.

If we do not achieve our projected development goals in the time frames we announce and expect, the development and potential commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our business may be materially harmed and our stock price may decline.

From time to time, we announce the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing of our clinical trials in our target indications, anticipated data analysis and the data results from our clinical trials, as well as the submission of regulatory filings. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones or the timing of the milestones as publicly announced, or at all, the development and potential commercialization of our product candidates may be delayed or never achieved and, as a result, our business may be materially harmed and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Any drug delivery device that we may use to deliver our product candidates may have its own regulatory, development, supply and other risks.

We expect to deliver our product candidates via a drug delivery device, such as an injector or other delivery system. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including primary container compatibility and/or dose volume requirements. If our product candidates are intended to be used with drug delivery devices, we currently expect to utilize drug delivery devices authorized for marketing under clearances of approvals held by third parties. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices that we choose to develop do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained for our products, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances, if required, for their drug delivery devices once they have been received. Failure of third-party companies to supply the devices on time and in accordance with the agreed-upon specifications, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching patients.

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

In addition, we may in the future seek to discover and develop programs that are based on novel targets and in the applicable technologies that are unproven. If our discovery activities fail to identify novel targets or technologies for drug discovery, or such targets prove to be unsuitable for treating human disease, we may not be able to develop viable additional programs. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. If the products resulting from the research programs with respect to which we have signed license agreements with Paragon, exercised the option to acquire intellectual property license rights to or have the option to acquire intellectual property license rights to pursuant to the Option Agreements prove to be ineffective, unsafe or commercially unviable, such programs would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Clinical testing can take many years to complete, and its outcome is inherently uncertain. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of such product candidates. In addition, we expect to rely on participants to provide feedback on measures such as measures of quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular participant, and from participant to participant and from site to site within a clinical trial.

We cannot be sure that the FDA, or comparable foreign regulatory authority, as applicable, will agree with our clinical development plan. We plan to use the data from our Phase 1 trials of our ORKA-001 and ORKA-002 programs in healthy volunteers to support Phase 2 trials in PsO and potentially other I&I indications. If the FDA and/or comparable foreign regulatory authority requires us to materially modify our proposed trial designs, conduct additional trials or enroll additional participants, our development timelines may be delayed. We cannot be sure that submission of an IND, Clinical Trial Application or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on trial design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites; recruiting and training suitable clinical investigators; delays or difficulties in recruiting trial patients; delays in obtaining required IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s current Good Clinical Practice (“GCP”) requirements or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; delays or failure by our third party vendors or us in the manufacturing, packaging, labeling and proper delivery of clinical trial materials; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We may experience difficulties in patient participant enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of participants who remain in the trial until conclusion. The enrollment of participants in current or future trials for any of our programs will depend on many factors, including if participants choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for programs that are under development for the same indications as our programs, and participants instead enroll in such clinical trials. Even if we are able to enroll a sufficient number of participants for our clinical trials, it may have difficulty maintaining participants in our clinical trials. Our inability to enroll or maintain a sufficient number of participants would result in significant delays in completing clinical trials and increased development costs or may require us to abandon one or more clinical trials altogether.

Preliminary, “topline” or interim data from our clinical trials may change as more participant data becomes available and are subject to audit and verification procedures, and should be viewed with caution until the final data are available.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials that are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.

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

Moreover, negative or inconclusive results of clinical trials involving our product candidates could require that we repeat or conduct additional clinical trials. We do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If the preliminary, topline or interim data that we report differ from actual results, or if final data or data from later stage clinical trials do not produce favorable results, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, it may not gain market acceptance among physicians, patients, third-party payors or others in the medical community. Market acceptance of our product candidates will depend on many factors, including factors that are not within our control. While there are several approved products and product candidates in later stages of development for the treatment of PsO, our programs incorporate advanced antibody engineering to optimize the half-life and formulation of antibodies, and to date, no such antibody has been approved by the FDA for the treatment of PsO. Market participants with influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates half-life extension for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. Moreover, an extended half-life may make it more difficult for patients to change treatments and there may be a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance.

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

We may conduct clinical trials for programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations. Moreover, conducting clinical trials outside of the United States presents additional risks that may delay our clinical trials.

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

Further, conducting clinical trials outside of the United States. presents additional risks that may delay completion of our clinical trials. These risks include the failure of investigators or enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, potential restrictions, such as local privacy restrictions, on data generated from the clinical trial, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

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

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act (the “BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) in order to approve our product candidates. In addition, even if our product candidates receive approval, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current Good Manufacturing Practices (“cGMPs”) and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

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

The ability of the FDA to review regulatory filings and our ability to commence clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal government employees since the start of the Trump administration in January 2025, the full impact of which is unclear at this time. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Furthermore, the Trump administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities, may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, action by the Trump administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We are unable to predict the extent to which the Trump administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of our product candidates, which could have a material adverse effect on our business.

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

The price of pharmaceuticals has been a topic of considerable public discussion that could lead to price controls or other price-limiting strategies by third-party payors that have the effect of lowering payment and reimbursement rates for drugs or otherwise making the commercialization of pharmaceuticals less profitable. Many federal and state legislatures have considered, and adopted, healthcare policies intended to curb rising healthcare costs, such as the Inflation Reduction Act (“IRA”). These cost-containment measures may include, among other measures: requirements for pharmaceutical companies to negotiate prescription drug prices with government healthcare programs; controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs, including if drug prices increase at a higher rate than inflation; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing. These developments could, for example, impact our potential licensing agreements as commercial and collaborative partners may also consider the impact of these pressures on their licensing strategies.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. In addition, we may be subject to data privacy and security regulation by the U.S. federal government and the states and the foreign governments in which we conduct our business. Restrictions under applicable laws and regulations include the following:

●	foreign privacy, data protection, and data security laws and regulations, such as the European Union’s General Data Protection Regulation (EU GDPR), which imposes comprehensive obligations on covered businesses to, among other things, make contractual privacy, data protection and data security commitments, cooperate with European data protection authorities, implement security measures, give data breach notifications, and keep records of personal information processing activities; and

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof.

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

Because our development programs currently do and may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we do obtain, we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we plan to obtain the right to control patent prosecution, maintenance and enforcement of the patents relating to our programs, there may be times when the filing and prosecution activities for patents and patent applications relating to our programs are controlled by our current and future licensors or collaboration partners. If any of our current and future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and our counsel that took place prior to the date upon which we assumed control over patent prosecution. Moreover, if other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology.

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

Because the intellectual property landscape in the biopharmaceutical industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third-party rights. Third-party patent rights, if found to be valid and enforceable, could be alleged to render one or more of our product candidates infringing. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon or delay the development of any affected product candidate and/or seek a license from the patent holder. Any intellectual property claims brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in litigation. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they may have substantially greater resources. In addition, any litigation could have a material adverse effect on our business and operations, including our ability to raise funds.

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time-consuming, and any such claims could provoke these parties to assert counterclaims against us. In addition, in a patent infringement proceeding, a court or administrative body may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark (“marks”) infringement claims, a court or administrative body may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

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

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants and independent contractors to assist us in the development of our programs. Many of these consultants, independent contractors and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we, our employees, our consultants or our independent contractors have inadvertently or otherwise used or disclosed alleged intellectual property, such as trade secrets, or other confidential information of former employers or competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an individual to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our programs, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees, consultants or independent contractors, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We currently rely on our licensing arrangements with Paragon through the License Agreements for a substantial portion of our in-licenses, including for ORKA-001 and ORKA-002.

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

We do not currently own any facility that may be used as our clinical or commercial manufacturing and processing facility and must currently rely on CMOs to manufacture our product candidates. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a sole source relationship for our supply of the ORKA-001 and ORKA-002 programs. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify an alternate supply source. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs, delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. We currently rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited and its affiliates (“WuXi Biologics”) and will likely continue to rely on foreign CROs and CMOs in the future. WuXi Biologics is identified in the U.S. legislation known as the BIOSECURE Act, which was proposed in the 118th Congress, as a “biotechnology company of concern.” The version of the BIOSECURE Act introduced in the U.S. House of Representatives during the 118th Congress would prohibit federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or grants in the future if we continue to use WuXi Biologics or other parties identified as “biotechnology companies of concern” beyond the grandfathering period.

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

Our employees, independent contractors, consultants, advisors, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, advisors, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. We have adopted a code of conduct and ethics, but it is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

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

We may become exposed to costly and damaging product liability claims and our insurance may not cover all damages from such claims.

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

The global economy, including credit and financial markets, has experienced and may experience in the future extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, new or increased tariffs and other barriers to trade, especially in light of recent executive orders made by the Trump administration, trade and other international disputes, increases in inflation rates, fluctuation in interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), political and military conflict, and uncertainty about economic stability. In recent months, the U.S. has announced tariffs on imports from most countries, including significant tariffs on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Fluctuation in interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic or political uncertainty, political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including materials, operational, labor and employee benefit costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE

2.1†	Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp., Atlas Merger Sub II, LLC and Oruka Therapeutics, Inc.	8-K	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company, filed September 3, 2024.	8-K	3.5	September 5, 2024
3.2	Amended and Restated Bylaws of the Company.	8-K	3.6	September 5, 2024
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	S-1/A	3.1(b)	May 24, 2013
3.4	Certificate of Elimination of Series A Convertible Preferred Stock, effective August 29, 2024.	8-K	3.8	September 5, 2024
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock.	8-K	3.9	September 5, 2024
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	3.1	September 13, 2024
4.1	Description of Securities.	10-K	4.1	March 6, 2025
4.2	Form of Pre-Funded Warrant, dated August 29, 2024.	10-K	4.3	March 6, 2025
4.3	Form of Pre-Funded Warrant, dated September 13, 2024.	8-K	4.1	September 13, 2024
4.4	Paruka Warrant, dated December 31, 2024	10-Q	4.5	May 14, 2025
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oruka Therapeutics, Inc.

Date: August 11, 2025	By:	/s/ Lawrence Klein
Lawrence Klein President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Arjun Agarwal
Arjun Agarwal Senior Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)