Form 10-Q
period 2025-09-30
Oruka Therapeutics, Inc.
filed 2025-11-12
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 48,409,232 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$91,253	$61,575
Marketable securities, current	257,902	314,073
Prepaid expenses and other current assets	6,008	1,221
Total current assets	355,163	376,869
Marketable securities, long-term	151,763	18,069
Property and equipment, net	253	162
Operating lease right-of-use assets	1,969	876
Other non-current assets	103	43
Total assets	$509,251	$396,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,208	$3,462
Accrued expenses and other current liabilities	8,648	3,346
Operating lease liability, current	419	213
Related party common stock warrant liability	9,684	—
Related party accounts payable and other current liabilities	8	6,022
Total current liabilities	20,967	13,043
Operating lease liability, non-current	1,493	755
Total liabilities	22,460	13,798
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series B non-voting convertible preferred stock, $0.001 par value; 251,504 shares authorized as of September 30, 2025 and December 31, 2024; 137,138 shares issued and outstanding as of September 30, 2025 and December 31, 2024	2,931	2,931
Common stock, $0.001 par value; 545,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 48,384,150 and 37,440,510 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	48	37
Additional paid-in capital	643,201	463,018
Accumulated other comprehensive income (loss)	185	(41)
Accumulated deficit	(159,574)	(83,724)
Total stockholders’ equity	486,791	382,221
Total liabilities and stockholders’ equity	$509,251	$396,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Operating expenses:
Research and development(1)	$28,988	$25,691	$73,000	$49,557
General and administrative(2)	5,117	3,758	14,620	8,248
Total operating expenses	34,105	29,449	87,620	57,805
Loss from operations	(34,105)	(29,449)	(87,620)	(57,805)
Other income (expense):
Interest income	3,832	1,330	11,781	1,330
Interest expense(3)	—	(504)	—	(1,468)
Other expense, net	(4)	—	(11)	—
Total other income (expense), net	3,828	826	11,770	(138)
Net loss	(30,277)	(28,623)	(75,850)	(57,943)
Net change in unrealized gains (losses) on marketable securities	212	—	226	—
Comprehensive loss	$(30,065)	$(28,623)	$(75,624)	$(57,943)

Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(1.46)	$(1.40)	$(6.08)
Net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	$—	$(1,461.10)	$—	$(6,077.25)
Net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	$(45.46)	$(121.76)	$(116.94)	$(506.44)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,067,059	15,013,655	42,622,935	7,765,381
Weighted-average shares used in computing net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	—	477	—	184
Weighted-average shares used in computing net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	137,138	49,191	137,138	19,015

(1)	Includes related party amounts of $9,595 and $13,537 for the three months ended September 30, 2025 and September 30, 2024, respectively, and $15,998 and $33,967 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively

(2)	Includes related party amounts of $8 and $71 for the three months ended September 30, 2025 and September 30, 2024, respectively, and $130 and $1,339 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively

(3)	Includes related party amounts of nil and $504 for the three months ended September 30, 2025 and September 30, 2024, respectively, and nil and $1,468 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	137,138	$2,931	37,440,510	$37	$463,018	$(41)	$(83,724)	$382,221
Stock-based compensation expense	—	—	—	—	3,468	—	—	3,468
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(20,999)	(20,999)
Balances as of March 31, 2025	137,138	$2,931	37,440,510	$37	$466,486	$(6)	$(104,723)	$364,725
Issuance of common stock under employee stock purchase plan	—	—	10,235	—	109	—	—	109
Stock-based compensation expense	—	—	—	—	3,403	—	—	3,403
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(24,574)	(24,574)
Balances as of June 30, 2025	137,138	$2,931	37,450,745	$37	$469,998	$(27)	$(129,297)	$343,642
Issuance of common stock and pre-funded warrants in connection with the 2025 PIPE Financing	—	—	10,933,405	11	179,989	—	—	180,000
Issuance cost of the 2025 PIPE Financing	—	—	—	—	(10,356)	—	—	(10,356)
Stock-based compensation expense	—	—	—	—	3,570	—	—	3,570
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	212	—	212
Net loss	—	—	—	—	—	—	(30,277)	(30,277)
Balances as of September 30, 2025	137,138	$2,931	48,384,150	$48	$643,201	$185	$(159,574)	$486,791

	Series A Convertible Preferred Stock		Series A Non-Voting Convertible Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of February 6, 2024 (inception)	—	$—	—	$—	—	$—	3,197,975	$3	$(2)	$—	$1
Issuance of common stock	—	—	—	—	—	—	2,207,553	2	(2)	—	—
Issuance of Series A convertible preferred stock, net of issuance costs of $69	20,000,000	2,931	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Balances as of March 31, 2024	20,000,000	$2,931	—	$—	—	$—	5,405,528	$5	$13	$(7,077)	$(7,059)
Stock-based compensation expense	—	—	—	—	—	—	—	—	321	—	321
Net loss	—	—	—	—	—	—	—	—	—	(22,243)	(22,243)
Balances as of June 30, 2024	20,000,000	$2,931	—	$—	—	$—	5,405,528	$5	$334	$(29,320)	$(28,981)
Exchange of Series A convertible preferred stock for Series B non-voting convertible preferred stock upon the closing of the reverse recapitalization	(20,000,000)	(2,931)	—	—	137,138	2,931	—	—	—	—	2,931
Conversion of convertible notes (including accrued interest) into common stock upon the closing of the reverse recapitalization	—	—	—	—	—	—	2,722,207	3	26,445	—	26,448
Issuance of common stock and pre-funded warrants in the Pre-Closing Financing,	—	—	—	—	—	—	20,061,932	20	248,437	—	248,457
Issuance costs of Pre-Closing Financing and reverse recapitalization	—	—	—	—	—	—	—	—	(20,480)	—	(20,480)
Issuance of common stock to former stockholders of ARCA biopharma, Inc. in connection with the closing of the reverse recapitalization	—	—	—	—	—	—	1,208,883	1	4,999	—	5,000
Issuance of common stock, Series A non-voting convertible preferred stock, and pre-funded warrants in connection with the 2024 PIPE Financing	—	—	2,439	56,097	—	—	5,600,000	6	144,433	—	144,439
Issuance cost of the 2024 PIPE Financing				(3,256)					(8,573)		(8,573)
Stock-based compensation expense									1,750		1,750
Net loss	—	—	—	—	—	—	—	—	—	(28,623)	(28,623)
Balances as of September 30, 2024	—	$—	2,439	$52,841	137,138	$2,931	34,998,550	$35	$397,345	$(57,943)	$342,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Cash flows from operating activities:
Net loss	$(75,850)	$(57,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,125	9,769
Net accretion of premiums and discounts on marketable securities	(4,340)	—
Non-cash interest expense	—	1,468
Non-cash lease expense	319	65
Depreciation expense	55	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,167)	(1,980)
Other non-current assets	(60)	(43)
Accounts payable	(1,254)	1,621
Accrued expenses and other current liabilities	5,038	1,650
Operating lease liability	(468)	6
Related party accounts payable and other current liabilities	(6,014)	6,357
Net cash used in operating activities	(65,616)	(39,019)
Cash flows from investing activities:
Purchases of property and equipment	(146)	(171)
Purchases of marketable securities	(419,972)	—
Proceeds from maturities of marketable securities	345,395	—
Net cash used in investing activities	(74,723)	(171)
Cash flows from financing activities:
Proceeds from issuance of Pre-Merger Oruka Series A Preferred Stock, net of issuance costs paid	—	2,931
Proceeds from issuance of notes payable to related party, net of issuance costs paid	—	24,980
Proceeds from the Pre-Closing Financing, net	—	228,127
Proceeds from the PIPE Financings, net	169,908	189,087
Cash acquired in connection with the reverse recapitalization	—	4,940
Proceeds from issuance of common stock	109	—
Net cash provided by financing activities	170,017	450,065
Net increase in cash and cash equivalents	29,678	410,875
Cash and cash equivalents at beginning of period	61,575	—
Cash and cash equivalents at end of period	$91,253	$410,875
Supplemental disclosures of non-cash operating and financing activities:
Operating lease liability arising from obtaining operating right-of-use asset	$1,412	$982
Assets acquired in connection with the reverse recapitalization	$—	$114
Other liabilities assumed in connection with the reverse recapitalization	$—	$(54)
Pre-Closing Financing and reverse recapitalization issuance costs included in accounts payable	$—	$150
PIPE Financing issuance costs included in accounts payable	$—	$374
PIPE Financing issuance costs included in accrued expenses and other current liabilities	$264	$6
Non-cash accrued interest on convertible note converted to common stock	$—	$1,468
Non-cash exchange of Pre-Merger Oruka Series A Preferred Stock for Company Series B Convertible Preferred Stock	$—	$2,931

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

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

Reverse Recapitalization, Pre-Closing Financing, and Reverse Stock Split

On August 29, 2024 (the “Closing”), the Company completed the acquisition (the “Merger”) of Pre-Merger Oruka pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024 (the “Merger Agreement”). Following the transactions contemplated by the Merger Agreement, on August 29, 2024, the Company changed its name from “ARCA biopharma, Inc.” to “Oruka Therapeutics, Inc.” and the Company effected a 1-for-12 reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share (“Company Common Stock”), which became effective on September 3, 2024. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, Company Common Stock, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented, unless otherwise specifically indicated or the context otherwise requires.

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

PIPE Financings

On September 11, 2024, the Company entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) for a private placement (the “2024 PIPE Financing”) with certain institutional and accredited investors. The closing of the 2024 PIPE Financing occurred on September 13, 2024.

Pursuant to the 2024 Securities Purchase Agreement, the investors purchased an aggregate of 5,600,000 shares of Company Common Stock at a purchase price of $23.00 per share, an aggregate of 2,439 shares of the Company’s Series A non-voting convertible preferred stock, par value $0.001 per share (“Company Series A Preferred Stock”), at a purchase price of $23,000.00 per share (each share of Company Series A Preferred Stock was convertible into 1,000 shares of Company Common Stock), and pre-funded warrants to purchase an aggregate of 680,000 shares of Company Common Stock at a purchase price of $22.999 per pre-funded warrant, for aggregate net proceeds of approximately $188.7 million (net of issuance costs of $11.9 million). In November 2024, the 2,439 shares of the Company Series A Preferred Stock were converted to 2,439,000 shares of Company Common Stock.

On September 17, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) for a private placement (the “2025 PIPE Financing”) with certain institutional and accredited investors. The closing of the 2025 PIPE Financing occurred on September 19, 2025.

Pursuant to the 2025 Securities Purchase Agreement, the investors purchased an aggregate of 10,933,405 shares of Company Common Stock at a purchase price of $15.00 per share, and pre-funded warrants to purchase an aggregate of 1,066,666 shares of Company Common Stock at a purchase price of $14.999 per pre-funded warrant, for aggregate net proceeds of approximately $169.6 million (net of issuance costs of $10.4 million).

Sales Agreement

On October 3, 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC (the “Sales Agreement”), as its sales agent, pursuant to which the Company may issue and sell, from time to time, shares of the Company Common Stock for aggregate gross proceeds of up to $200.0 million under an at-the-market (“ATM”) offering program. The Company is not obligated to make any sales of shares under the Sales Agreement.

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

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. For the three and nine months ended September 30, 2025, the Company incurred net losses of $30.3 million and $75.9 million, respectively, and used net cash of $65.6 million for its operating activities during the first nine months of 2025.

As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $500.9 million. The Company’s management expects that the existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting pre-clinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in the Notes titled “1. Nature of the Business and Basis of Presentation” and “2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual financial statements. There have been no material changes to significant accounting policies during the nine months ended September 30, 2025.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$22,106	$—	$—	$22,106
U.S. treasury securities	—	9,985	—	9,985
U.S. government agency securities	—	5,994	—	5,994
Commercial papers	—	50,912	—	50,912
Total cash equivalents	22,106	66,891	—	88,997
Marketable securities
Marketable securities, current
U.S. treasury securities	—	199,626	—	199,626
U.S. government agency securities	—	20,600	—	20,600
Commercial papers	—	16,988	—	16,988
Corporate debt securities	—	20,688	—	20,688
Total marketable securities, current	—	257,902	—	257,902
Marketable securities, long-term
U.S. treasury securities	—	80,412	—	80,412
Corporate debt securities	—	47,922	—	47,922
U.S. government agency securities	—	23,429	—	23,429
Total marketable securities, long-term	—	151,763	—	151,763
Total cash equivalents and marketable securities	$22,106	$476,556	$—	$498,662

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2025.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,350	$—	$—	$6,350
U.S. treasury securities	—	19,660	—	19,660
U.S. government agency securities	—	3,988	—	3,988
Commercial papers	—	22,177	—	22,177
Total cash equivalents	6,350	45,825	—	52,175
Marketable securities
Marketable securities, current
U.S. treasury securities	—	190,792	—	190,792
U.S. government agency securities	—	12,966	—	12,966
Commercial papers	—	34,811	—	34,811
Corporate debt securities	—	75,504	—	75,504
Total marketable securities, current	—	314,073	—	314,073
Marketable securities, long-term
U.S. treasury securities	—	13,607	—	13,607
U.S. government agency securities	—	4,462	—	4,462
Total marketable securities, long-term	—	18,069	—	18,069
Total cash equivalents and marketable securities	$6,350	$377,967	$—	$384,317

4. Cash Equivalents and Marketable Securities

The following tables summarize the cash equivalents and marketable securities, which are classified as available-for-sale as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$22,106	$—	$—	$22,106
U.S. treasury securities	9,985	—	—	9,985
U.S. government agency securities	5,994	—	—	5,994
Commercial papers	50,919	—	(7)	50,912
Total cash equivalents	89,004	—	(7)	88,997
Marketable securities
Marketable securities, current
U.S. treasury securities	199,445	186	(5)	199,626
U.S. government agency securities	20,588	12	—	20,600
Commercial papers	16,987	1	—	16,988
Corporate debt securities	20,668	20	—	20,688
Total marketable securities, current	257,688	219	(5)	257,902
Marketable securities, long-term
U.S. treasury securities	80,409	29	(26)	80,412
Corporate debt securities	47,952	2	(32)	47,922
U.S. government agency securities	23,424	15	(10)	23,429
Total marketable securities, long-term	151,785	46	(68)	151,763
Total cash equivalents and marketable securities	$498,477	$265	$(80)	$498,662

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,350	$—	$—	$6,350
U.S. treasury securities	19,656	4	—	19,660
U.S. government agency securities	3,988	—	—	3,988
Commercial papers	22,180	—	(3)	22,177
Total cash equivalents	52,174	4	(3)	52,175
Marketable securities
Marketable securities, current
U.S. treasury securities	190,748	55	(11)	190,792
U.S. government agency securities	12,967	1	(2)	12,966
Commercial papers	34,808	3	—	34,811
Corporate debt securities	75,537	7	(40)	75,504
Total marketable securities, current	314,060	66	(53)	314,073
Marketable securities, long-term
U.S. treasury securities	13,639	—	(32)	13,607
U.S. government agency securities	4,485	—	(23)	4,462
Total marketable securities, long-term	18,124	—	(55)	18,069
Total cash equivalents and marketable securities	$384,358	$70	$(111)	$384,317

The following table summarizes the available-for-sale securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position, for which an allowance for credit losses was not recorded as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$47,435	$(7)	$—	$—	$47,435	$(7)
Marketable securities
Marketable securities, current
U.S. treasury securities	40,679	(5)	—	—	40,679	(5)
Marketable securities, long-term
U.S. treasury securities	44,290	(26)	—	—	44,290	(26)
Corporate debt securities	39,462	(32)	—	—	39,462	(32)
U.S. government agency securities	11,415	(10)	—	—	11,415	(10)
Total	$183,281	$(80)	$—	$—	$183,281	$(80)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$18,199	$(3)	$—	$—	$18,199	$(3)
Marketable securities
Marketable securities, current
U.S. treasury securities	49,904	(11)	—	—	49,904	(11)
U.S. government agency securities	4,713	(2)	—	—	4,713	(2)
Corporate debt securities	39,468	(40)	—	—	39,468	(40)
Marketable securities, long-term
U.S. treasury securities	13,607	(32)	—	—	13,607	(32)
U.S. government agency securities	4,462	(23)	—	—	4,462	(23)
Total	$130,353	$(111)	$—	$—	$130,353	$(111)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the securities before recovery of the unamortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. Given the Company’s intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30, 2025	December 31, 2024
Due in one year or less	$257,902	$314,073
Due in 1-2 years	151,763	18,069
Total	$409,665	$332,142

5. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development	$4,787	$1,084
Accrued employee compensation and benefits	2,846	2,041
Accrued professional and consulting	1,015	221
Total	$8,648	$3,346

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

The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Note. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Note on the consolidated balance sheet and were being amortized as interest expense over the term of the Convertible Note using the effective interest method. For the three months ended September 30, 2024 and the period from February 6, 2024 (inception) to September 30, 2024, the Company recognized interest expenses related to the Convertible Note of $0.5 million and $1.5 million, respectively, which included non-cash interest expense related to the amortization of debt issuance. As of December 31, 2024 and September 30, 2025, the Convertible Note was not outstanding.

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

In September 2024, in connection with the 2024 PIPE Financing, the Company issued and sold 680,000 pre-funded warrants, at a purchase price of $22.999 per warrant, exercisable for 680,000 shares of Company Common Stock at an exercise price of $0.001 per share.

In September 2025, in connection with the 2025 PIPE Financing, the Company issued and sold 1,066,666 pre-funded warrants, at a purchase price of $14.999 per warrant, exercisable for 1,066,666 shares of Company Common Stock at an exercise price of $0.001 per share.

The pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. Collectively, 7,268,873 and 6,202,207 pre-funded warrants were outstanding as of September 30, 2025 and December 31, 2024, respectively.

Employee Warrants

The Subscription Agreement provided for, among other things, the issuance of warrants to certain of Pre-Merger Oruka’s employees and directors immediately prior to the Closing. During the period from February 6, 2024 (inception) to December 31, 2024, 3,054,358 employee warrants were issued at an exercise price of $7.80 per warrant. These warrants vest over a period of four years. The Company recognizes compensation cost related to warrants on a straight-line basis over the requisite service period, which is the period in which the related services are received. 3,054,358 warrants were outstanding as of September 30, 2025 and December 31, 2024.

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

In August 2024, upon Closing, the Pre-Merger Oruka Series A Preferred Stock converted to 137,138 shares of Company Series B Preferred Stock.

In September 2024, in connection with the 2024 PIPE Financing, the Company issued and sold an aggregate of 2,439 shares of the Company Series A Preferred Stock at a purchase price of $23,000.00 per share. In November 2024, the 2,439 shares of the Company Series A Preferred Stock were converted to 2,439,000 shares of Company Common Stock. As of September 30, 2025 and December 31, 2024, there were no outstanding shares of Company Series A Preferred Stock.

As of September 30, 2025, Company Series B Preferred Stock consisted of the following (in thousands, except share data):

	September 30, 2025
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Company Series B Preferred Stock	251,504	137,138	$2,931	11,428,149

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Certificate of Designation”) filed in connection with the Merger, holders of Company Series B Preferred Stock are entitled to receive dividends on shares of Company Series B Preferred Stock equal to, on an as-if-converted-to-Company Common Stock basis, and in the same form as, dividends actually paid on shares of Company Common Stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, the Company Series B Preferred Stock does not have voting rights. The Company Series B Preferred Stock shall rank on parity with the Company Common Stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Company Series B Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of September 30, 2025, each outstanding share of Company Series B Preferred Stock was convertible into common stock at a ratio of approximately 83.3332:1.

Paruka Warrant

On December 31, 2024, the Company settled its 2024 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka Holding LLC (“Paruka”) a warrant to purchase 596,930 shares of Company Common Stock at an exercise price of $19.39 per share. The warrant has a term of 10 years, is fully vested, and is exercisable in part or full at any time during the term of the warrant. As of September 30, 2025, the warrant issued to settle the 2024 Paruka Warrant Obligation was outstanding and unexercised. See Note 8 for additional information on the Paruka Warrant Obligation.

Common Stock

As of September 30, 2025, the Certificate of Incorporation provided for 545,000,000 authorized shares of Company Common Stock. As of September 30, 2025, 48,384,150 shares of Company Common Stock were issued and outstanding, including 2,207,553 shares of restricted common stock awards (“RSAs”) issued and outstanding.

As of September 30, 2025 and December 31, 2024, the Company had common stock reserved for future issuance as follows:

	September 30, 2025	December 31, 2024
Shares issuable on conversion of Company Series B Preferred Stock	11,428,149	11,428,149
Shares issuable upon exercise of pre-funded warrants	7,268,873	6,202,207
Shares issuable upon exercise of warrant under the Paruka Warrant Obligation	596,930	596,930
Outstanding and issued stock options	3,814,560	1,567,760
Outstanding and issued employee warrants	3,054,358	3,054,358
Shares available for grant under 2024 Stock Incentive Plan	4,753,067	4,246,324
Shares available for grant under 2024 Employee Stock Purchase Plan	1,001,003	460,529
Total shares of common stock reserved	31,916,940	27,556,257

8. Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Oruka on February 6, 2024. The 2024 Plan provided for Pre-Merger Oruka to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity incentive stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although two non-employee stock options were granted with vesting terms less than four years. As of September 30, 2025, 1,179,193 shares were subject to options outstanding under the 2024 Plan and will become available under the 2024 Stock Incentive Plan (defined below) to the extent the options are forfeited or lapse unexercised.

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

As of September 30, 2025, 7,388,434 shares were reserved for issuance under the 2024 Stock Plan, of which 4,753,067 shares were available for future grant and 2,635,367 shares were subject to outstanding options.

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

The Company issued nil and 10,235 shares during the three and nine months ended September 30, 2025, respectively, out of the ESPP, and as of September 30, 2025, there were 1,001,003 shares of Company Common Stock available in the pool for future issuances.

For each of the three and nine months ended September 30, 2025, the three months ended September 30, 2024, and the period from February 6, 2024 (inception) to September 30, 2024, stock-based compensation expense related to the ESPP was less than $0.1 million.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and the period from February 6, 2024 (inception) to September 30, 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	93.7%	97.3%	95.3%	101.0%
Risk-free interest rate	3.8%	3.5%	4.4%	4.3%
Expected dividend yield	—	—	—	—

Stock Options

The following table summarizes the stock option activities under the 2024 Plan and the 2024 Stock Plan for the nine months ended September 30, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2024	1,567,760	$11.39	9.4	$15,470
Granted	2,278,800	$12.24
Exercised	—	—
Canceled/forfeited	(32,000)	$10.91
Balance as of September 30, 2025	3,814,560	$11.90	9.1	$30,938
Vested and expected to vest, September 30, 2025	3,814,560	$11.90	9.1	$30,938
Exercisable, September 30, 2025	730,123	$8.99	8.8	$7,689

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2025 was $9.66 per share. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Company Common Stock and the exercise price of outstanding, in-the-money employee stock options.

Restricted Stock Awards

In February 2024 and March 2024, the Company issued 2,207,553 shares of RSAs to certain employees, directors, and consultants at a price of $0.0001 per share, the then par value of Pre-Merger Oruka Common Stock. Such RSAs have service-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture in the event the holder’s service with the Company voluntarily or involuntarily terminates. 137,972 and 852,515 RSAs vested during the three and nine months ended September 30, 2025, respectively. For each of the three and nine months ended September 30, 2025, the three months ended September 30, 2024, and the period from February 6, 2024 (inception) to September 30, 2024, stock-based compensation expense related to RSAs was less than $0.1 million.

The following table summarizes the RSA activity for the nine months ended September 30, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	2,207,553	$—
Granted	—	$—
Vested	(852,515)	$—
Unvested balance as of September 30, 2025	1,355,038	$—

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

The grant dates for the issuance of warrants were expected to be December 31, 2024 and December 31, 2025 as all terms of the award, including number of shares and exercise price, will be known by all parties. The Company determined that the 2024 and 2025 grants are two separate grants, as there would be no obligation for the 2025 grant had the Company exercised or terminated all of the options under the Option Agreements prior to December 31, 2024. The service inception period for the grant precedes the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. Accordingly, the warrant expected to be granted to Paruka was accounted for as a liability on the balance sheet on the service inception date and, after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss as stock-based compensation expense under research and development expenses. For the period from February 6, 2024 (inception) to September 30, 2024, $7.7 million was recognized as stock-based compensation expenses related to the December 31, 2024 Paruka Warrant Obligation. On issuance of the warrant to Paruka on December 31, 2024, the fair value of the warrant issued on December 31, 2024 of $10.4 million was reclassified from liability to equity on the condensed consolidated balance sheet as of December 31, 2024.

As of September 30, 2025, the estimated fair value of the warrant to be granted on December 31, 2025 was $12.9 million. For the three and nine months ended September 30, 2025, $6.6 million and $9.7 million, respectively, was recognized as stock-based compensation expense related to the December 31, 2025 Paruka Warrant Obligation. As of September 30, 2025, there was $3.2 million in unamortized expense related to the December 31, 2025 Paruka Warrant Obligation.

Employee Warrants

As stated above, in July 2024, the Subscription Agreement was amended and restated, among other things, for employee warrants to be issued to certain Pre-Merger Oruka employees and directors prior to the Closing. During the period from February 6, 2024 (inception) to December 31, 2024, the Company issued 3,054,358 warrants at an exercise price of $7.80 per warrant, which are accounted as equity in the condensed consolidated financial statements. The employee warrants were subject to performance and service based vesting requirements and upon completion of the Merger the performance-based requirements had been achieved. During the three and nine months ended September 30, 2025, no employee warrants were granted.

The following table summarizes the employee warrant activity during the nine months ended September 30, 2025:

	Number of Employee Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2024	3,054,358	$7.80	9.5	$35,400
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	—	$—
Balance as of September 30, 2025	3,054,358	$7.80	8.8	$34,911
Vested and expected to vest, September 30, 2025	3,054,358	$7.80	8.8	$34,911
Exercisable, September 30, 2025	1,050,013	$7.80	8.8	$12,002

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Research and development	$8,341	$7,772	$14,712	$8,310
General and administrative	1,824	1,229	5,413	1,459
Total	$10,165	$9,001	$20,125	$9,769

As of September 30, 2025, total unrecognized compensation cost related to the unvested stock options was $28.0 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

As of September 30, 2025, total unrecognized compensation cost related to the unvested RSAs was less than $0.1 million, which is expected to be recognized over a weighted average period of 2.4 years.

As of September 30, 2025, the unrecognized compensation cost related to the employee warrants was $12.3 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the award types of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Paruka Warrant Obligation	$6,595	$7,251	$9,684	$7,681
Employee warrants	1,198	1,314	3,987	1,314
Stock options	2,314	427	6,333	765
Employee stock purchase plan	58	9	121	9
Total	$10,165	$9,001	$20,125	$9,769

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of September 30, 2025 and December 31, 2024 all long-lived assets were in the U.S.

The following table summarizes the segment loss from operations, including significant segment expenses (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Research and development personnel-related (excluding stock-based compensation)	$3,774	$1,304	$9,538	$2,374
General and administrative personnel-related (excluding stock-based compensation)	1,945	1,206	5,356	3,131
Research and development stock-based compensation	8,341	7,772	14,712	8,310
General and administrative stock-based compensation	1,824	1,229	5,413	1,459
External research and development	15,581	15,908	45,607	37,926
Other research and development	1,292	707	3,143	947
General and administrative, excluding personnel-related and stock-based compensation	1,348	1,323	3,851	3,658
Total operating expenses	$34,105	$29,449	$87,620	$57,805
Loss from operations	$(34,105)	$(29,449)	$(87,620)	$(57,805)

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

Pursuant to the terms of each of the License Agreements, the Company is obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, the Company is obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001 and ORKA-002. For each of the License Agreements, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program. Each of the License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law. As of September 30, 2025, the Company has incurred and expensed milestone payments of $7.0 million and $4.0 million in connection with the ORKA-001 License Agreement and the ORKA-002 License Agreement, respectively.

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

Pursuant to the Option Agreements, for each of the three and nine months ended September 30, 2025, the Company’s share of research and development expenses for the ORKA-001 program were nil. For the three months ended September 30, 2024, and the period from February 6, 2024 (inception) to September 30, 2024, the Company’s share of research and development expenses, including the research initiation fee, incurred for the ORKA-001 program were $0.8 million and $14.0 million, respectively. The Company recognized a milestone payment of $3.0 million related to completing the first dosing of a human patient in a Phase 2 trial milestone during the three and nine months ended September 30, 2025. These costs were recorded as research and development expenses. As of September 30, 2025 and December 31, 2024, nil and $12.4 million, respectively, related to ORKA-001 were included in related party accounts payable and other current liabilities.

Pursuant to the Option Agreements, during the three and nine months ended September 30, 2025, the Company’s share of research and development expenses for the ORKA-002 program was nil and $0.1 million, respectively. For the three months ended September 30, 2024, and the period from February 6, 2024 (inception) to September 30, 2024, the Company’s share of research and development expense, including the research initiation fee, incurred for the ORKA-002 program were $3.8 million and $10.7 million, respectively. The Company recognized a milestone payment of nil and $2.5 million related to completing the first dosing of a human subject in a Phase 1 trial milestone during the three and nine months ended September 30, 2025, respectively. These costs were recorded as research and development expenses. As of September 30, 2025 and December 31, 2024, nil and $2.7 million, respectively, related to ORKA-002 were included in related party accounts payable and other current liabilities.

For the three and nine months ended September 30, 2025, the Company recognized $9.6 million and $15.3 million, respectively, of expenses in connection with services provided by Paragon and Paruka under the Option Agreements. For the three months ended September 30, 2024, and the period from February 6, 2024 (inception) to September 30, 2024, the Company recognized $13.4 million and $33.8 million, respectively.

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

For the three and nine months ended September 30, 2025, the Company recorded operating and variable lease expenses of $0.2 million and $0.6 million, respectively, in general and administrative expenses in its condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2024 and the period from February 6, 2024 (inception) to September 30, 2024, the Company recorded operating and variable lease expenses of $0.1 million and $0.2 million, respectively, in general and administrative expenses in its condensed consolidated statement of operations and comprehensive loss.

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

Nine Months Ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities	$657

The following table summarizes a maturity analysis of the Company’s net operating lease liabilities showing the aggregate lease payments as of September 30, 2025 (in thousands):

Year ending December 31,	Amount
2025 (net of leasehold incentives receivable) (remainder of the year)	$42
2026	822
2027	768
2028	397
2029	304
Total undiscounted lease payments	2,333
Less: imputed interest	(421)
Total discounted lease payments	1,912
Less: current portion of lease liability	(419)
Non-current portion of lease liability	$1,493

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

12. Net Loss per Share

The following table summarizes the basic and diluted net loss per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(24,042)	44,067,059	$(0.55)	$(21,936)	15,013,655	$(1.46)
Company Series A Preferred Stock(1)	—	—	$—	(697)	477	$(1,461.10)
Company Series B Preferred Stock(2)	(6,235)	137,138	$(45.46)	(5,990)	49,191	$(121.76)
Net loss	$(30,277)			$(28,623)

(1)	The weighted-average number of shares of as-converted Company Series A Preferred Stock used in the loss allocation was nil and 477,196 for the three months ended September 30, 2025 and September 30, 2024, respectively.
(2)	The weighted-average number of shares of as-converted Company Series B Preferred Stock used in the loss allocation was 11,428,129 and 4,099,227 for the three months ended September 30, 2025 and September 30, 2024, respectively.

	Nine Months Ended September 30, 2025			Period from February 6, 2024 (inception) to September 30, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(59,813)	42,622,935	$(1.40)	$(47,192)	7,765,381	$(6.08)
Company Series A Preferred Stock(1)	—	—	$—	(1,121)	184	$(6,077.25)
Company Series B Preferred Stock(2)	(16,037)	137,138	$(116.94)	(9,630)	19,015	$(506.44)
Net loss	$(75,850)			$(57,943)

(1)	The weighted-average number of shares of as-converted Company Series A Preferred Stock used in the loss allocation was nil and 184,462 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively.
(2)	The weighted-average number of shares of as-converted Company Series B Preferred Stock used in the loss allocation was 11,428,129 and 1,584,575 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to stockholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Outstanding employee warrants to purchase common stock	3,054,358	3,054,358	3,054,358	3,054,358
Outstanding unvested restricted stock awards	1,355,038	2,207,553	1,355,038	2,207,553
Outstanding and issued common stock options	3,814,560	1,287,760	3,814,560	1,287,760
Outstanding and issued warrant to Paruka	596,930	—	596,930	—
Total	8,820,886	6,549,671	8,820,886	6,549,671

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

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Paragon reimbursable Option Agreements’ fees	$—	$1,482
Paragon milestone payments for License Agreement	—	4,000
Paragon reimbursable other research expenses	—	515
Paragon reimbursable patent expenses	8	25
Total	$8	$6,022

14. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company evaluated the income tax effects of the Act and determined that the provisions did not have a material impact on its 2025 consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”) and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, hopes, beliefs, strategies or projections regarding the future of its pipeline and business and words such as “may,” “will,”, “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend” and variations of such words and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Oruka Therapeutics, Inc.,” “Oruka,” “ARCA biopharma, Inc.,” “ARCA,” refers to Oruka Therapeutics, Inc. and its consolidated subsidiaries, taken as a whole.

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

Since our inception in February 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, establishing and protecting our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our programs and component materials, developing and progressing our pipeline, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, common stock, a convertible note, pre-funded warrants, and the proceeds from the reverse recapitalization and merger, our Pre-Closing Financing and subsequent PIPE Financings (as defined and further described below).

Since our inception, we have incurred significant losses and negative cash flows from our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. During the three and nine months ended September 30, 2025, we generated net losses of $30.3 million and $75.9 million, respectively, and for the nine months ended September 30, 2025, we used net cash of $65.6 million for our operating activities.

We had cash, cash equivalents, and marketable securities of $500.9 million as of September 30, 2025. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

Our Portfolio and Development Plans

ORKA-001

ORKA-001 is a high affinity, extended half-life monoclonal antibody (“mAb”) designed to target IL-23p19. IL-23 is a pro-inflammatory cytokine that plays a critical role in the proliferation and development of T helper 17 (“Th17”) cells, which are the primary drivers of several autoimmune and inflammatory disorders, including PsO. IL-23 is composed of two subunits: a p40 subunit that is shared with IL-12 and a p19 subunit that is specific to IL-23. First-generation IL-23 antibodies bound p40 and inhibited both IL-12 and IL-23 signaling, while more recent IL-23 antibodies targeting the p19 subunit have shown improved efficacy and safety. Based on clinical evidence, we believe that ORKA-001 could achieve higher response rates than established therapies in PsO while requiring less frequent dosing and maintaining the favorable safety profile of therapies targeting IL-23p19.

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

We initiated a Phase 1 trial of ORKA-001 in the fourth quarter of 2024 and in September 2025, we announced the interim results at the European Academy of Dermatology and Venereology (EADV) Congress. ORKA-001 showed a half-life of approximately 100 days. Single doses of ORKA-001 demonstrated complete and sustained inhibition of STAT3 signaling, a downstream marker of IL-23 activity, in an ex vivo assay through 24 weeks (the longest follow-up available). ORKA-001 was well tolerated at all dose levels, with a favorable safety profile consistent with the anti-IL-23 class. The trial remains blinded, and as of August 6, 2025, which was the data cutoff date, all subjects remained on trial.

In the third quarter of 2025, we commenced dosing in a Phase 2a clinical trial of ORKA-001 in patients with moderate-to-severe PsO (also known as “EVERLAST-A”). We expect to share efficacy and response duration data from this study in the second half of 2026. EVERLAST-A is expected to enroll approximately 80 patients randomized 3:1 to receive 600 mg of ORKA-001 at Weeks 0 and 4 or matching placebo. The primary endpoint is PASI 100 at Week 16. At Week 28, patients who have achieved PASI 100 will be randomized 2:1 to an arm where either (1) they do not receive another dose until disease recurrence (to evaluate the possibility of both yearly dosing and extended off-treatment remissions) or (2) they receive 300 mg ORKA-001 every six months.

Additionally, in the third quarter of 2025, we announced our plans to initiate a dose-ranging Phase 2b trial of ORKA-001 in moderate-to-severe PsO patients (also known as “EVERLAST-B”) in the first half of 2026. EVERLAST-B will evaluate three dose levels of ORKA-001: 37.5 mg at Week 0, 300 mg at Weeks 0 and 4, and 600 mg at Weeks 0 and 4, versus placebo. The primary endpoint will be PASI 100 at Week 16. To expedite development, EVERLAST-B dosing is projected to begin enrolling before the completion of EVERLAST-A.

Based on recent precedent for PsO, we anticipate that the entire development program from first-in-human to biologics license application (“BLA”) filing could take as little as six to seven years based on the averages for recently approved medicines. However, we have no control over the length of time needed for the FDA review, and this timeline could vary.

ORKA-002

ORKA-002 is a high affinity, extended half-life mAb designed to target IL-17A and IL-17F (“IL-17A/F”). IL-17 inhibition has become central to the treatment of psoriatic diseases, including PsO and PsA, and has also shown efficacy in other I&I indications, such as hidradenitis suppurativa (“HS”) and axial spondyloarthritis. More recently, the importance of inhibiting the IL-17F isoform along with IL-17A has become appreciated, and dual blockade with the recently approved therapy Bimzelx® (bimekizumab) has led to higher response rates in patients than blockade of IL-17A alone. ORKA-002 is designed to bind IL-17A/F at similar epitopes, or binding sites, and affinity ranges as bimekizumab, but incorporates half-life extension technology that could enable more convenient dosing intervals. We initiated the dosing of healthy volunteers in a Phase 1 trial of ORKA-002 in the second quarter of 2025 and plan to initiate a Phase 2 clinical trial of ORKA-002 in the first half of 2026. We expect to share interim data from the Phase 1 trial of ORKA-002, including initial pharmacokinetic data, around year end 2025. The Company is also planning for a Phase 2 trial in HS.

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

Acquisition of Pre-Merger Oruka

On August 29, 2024 (the “Closing”), we completed the acquisition (the “Merger”) of the private company, Oruka Therapeutics, Inc. (“Pre-Merger Oruka”), a pre-clinical stage biotechnology company that was incorporated on February 6, 2024 for the purposes of holding rights to certain intellectual property being developed by Paragon Therapeutics, Inc. (“Paragon”). On August 29, 2024, we changed our name from “ARCA biopharma, Inc.” to “Oruka Therapeutics, Inc.” and our Nasdaq ticker symbol from “ABIO” to “ORKA”. Following consummation of the Merger, we effected a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the common stock, par value $0.001 per share, of the Company (“Company Common Stock”). The Company Common Stock commenced trading on a post-Reverse Stock Split, post-Merger basis at the opening of trading on September 3, 2024.

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

PIPE Financings

On September 11, 2024, we entered into a Securities Purchase Agreement (the “2024 Securities Purchase Agreement”) for a private placement (the “2024 PIPE Financing”) with certain institutional and accredited investors. The closing of the 2024 PIPE Financing occurred on September 13, 2024.

Pursuant to the 2024 Securities Purchase Agreement, the investors purchased an aggregate of 5,600,000 shares of Company Common Stock at a purchase price of $23.00 per share, an aggregate of 2,439 shares of our Series A non-voting convertible preferred stock, par value $0.001 per share (“Company Series A Preferred Stock”), at a purchase price of $23,000.00 per share (each Company Series A Preferred Stock is convertible into 1,000 shares of Company Common Stock), and pre-funded warrants to purchase an aggregate of 680,000 shares of Company Common Stock at a purchase price of $22.999 per pre-funded warrant, for aggregate net proceeds of approximately $188.7 million (net of issuance costs of $11.9 million).

On September 17, 2025, we entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”) for a private placement (the “2025 PIPE Financing”) with certain institutional and accredited investors. The closing of the 2025 PIPE Financing occurred on September 19, 2025.

Pursuant to the 2025 Securities Purchase Agreement, the investors purchased an aggregate of 10,933,405 shares of Company Common Stock at a purchase price of $15.00 per share, and pre-funded warrants to purchase an aggregate of 1,066,666 shares of Company Common Stock at a purchase price of $14.999 per pre-funded warrant, for aggregate net proceeds of approximately $169.6 million (net of issuance costs of $10.4 million).

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

Pursuant to the License Agreements, as of September 30, 2025, we have incurred and expensed milestone payments of $7.0 million and $4.0 million for ORKA-001 and ORKA-002, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Change
	2025	2024	$	%
Operating expenses
Research and development(1)	$28,988	$25,691	$3,297	13%
General and administrative(2)	5,117	3,758	1,359	36%
Total operating expenses	34,105	29,449	4,656	16%
Loss from operations	(34,105)	(29,449)	(4,656)	16%
Other income (expense)
Interest income	3,832	1,330	2,502	188%
Interest expense(3)	—	(504)	504	(100)%
Other expense, net	(4)	—	(4)	100%
Total other income (expense), net	3,828	826	3,002	*
Net loss	$(30,277)	$(28,623)	$(1,654)	6%

*	Percentage not meaningful

(1)	Includes related party amounts of $9,595 and $13,537 for the three months ended September 30, 2025 and September 30, 2024, respectively

(2)	Includes related party amounts of $8 and $71 for the three months ended September 30, 2025 and September 30, 2024, respectively

(3)	Includes related party amounts of nil and $504 for the three months ended September 30, 2025 and September 30, 2024, respectively

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Change
	2025	2024	$	%
External research and development expenses	$15,581	$15,908	$(327)	(2)%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	3,774	1,304	2,470	189%
Stock-based compensation	8,341	7,772	569	7%
Other	1,292	707	585	83%
Total research and development expenses	$28,988	$25,691	$3,297	13%

Research and development expenses increased by $3.3 million, from $25.7 million for the three months ended September 30, 2024 to $29.0 million for the three months ended September 30, 2025.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses decreased by $0.3 million, from $15.9 million for the three months ended September 30, 2024 to $15.6 million for the three months ended September 30, 2025. The decrease is primarily related to the decrease in research expenses incurred by Paragon partially offset by increased CMO product development and manufacturing expenses and an increase in our CRO expenses related to our ongoing clinical trials and toxicology studies.

Personnel-related expenses increased by $2.5 million, from $1.3 million for the three months ended September 30, 2024 to $3.8 million for the three months ended September 30, 2025, as we continue hiring employees in our research and development organization. Stock-based compensation expense increased by $0.6 million, from $7.8 million for the three months ended September 30, 2024 to $8.3 million for the three months ended September 30, 2025. The increase in stock-based compensation expense is primarily related to a $1.3 million increase in employee awards, partially offset by a $0.7 million decrease in Paruka warrant liability under the Option Agreements. Other research and development expenses increased by $0.6 million, from $0.7 million for the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025, primarily due to increases to facilities and allocated overhead expenses as we commenced using our leased Waltham office from April 2025, as well as an increase in our research and development employee count.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Change
	2025	2024	$	%
Personnel-related (including stock-based compensation)	$3,769	$2,435	$1,334	55%
Professional and consulting services	1,329	817	512	63%
Other	19	506	(487)	(96)%
Total general and administrative expenses	$5,117	$3,758	$1,359	36%

General and administrative expenses increased by $1.4 million, from $3.8 million for the three months ended September 30, 2024 to $5.1 million for the three months ended September 30, 2025.

Personnel-related expenses increased by $1.3 million, from $2.4 million for the three months ended September 30, 2024 to $3.8 million for the three months ended September 30, 2025, as a result of continued hiring of executives and administrative employees. Stock-based compensation expense increased by $0.6 million, from $1.2 million for the three months ended September 30, 2024 to $1.8 million for three months ended September 30, 2025.

Expenses related to professional and consulting services increased by $0.5 million, from $0.8 million for the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025, due to higher spending on accounting, audit, and legal fees.

Other general and administrative expenses decreased by $0.5 million primarily due to facilities and allocated overhead expenses being allocated to research and development expenses as a result of the increase in our research and development employee count.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $3.8 million for the three months ended September 30, 2025. Interest income from money market funds was $1.3 million for the three months ended September 30, 2024.

No interest expense was recorded during the three months ended September 30, 2025. Interest expense of $0.5 million was incurred for the three months ended September 30, 2024 relating to the Convertible Note issued to Fairmount in March 2024.

Comparison of the Nine Months Ended September 30, 2025, and the period from February 6 (inception) to September 30, 2024

The following table summarizes our results of operations and comprehensive loss for the periods presented (in thousands):

	Nine Months Ended September 30,	Period from February 6, 2024 (inception) to September 30,	Change
	2025	2024	$	%
Operating expenses
Research and development(1)	$73,000	$49,557	$23,443	47%
General and administrative(2)	14,620	8,248	6,372	77%
Total operating expenses	87,620	57,805	29,815	52%
Loss from operations	(87,620)	(57,805)	(29,815)	52%
Other income (expense)
Interest income	11,781	1,330	10,451	*
Interest expense(3)	—	(1,468)	1,468	(100)%
Other expense, net	(11)	—	(11)	100%
Total other income (expense), net	11,770	(138)	11,908	*
Net loss	$(75,850)	$(57,943)	$(17,907)	31%

*	Percentage not meaningful

(1)	Includes related party amounts of $15,998 and $33,967 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively

(2)	Includes related party amounts of $130 and $1,339 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively

(3)	Includes related party amounts of nil and $1,468 for the nine months ended September 30, 2025 and the period from February 6, 2024 (inception) to September 30, 2024, respectively

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,	Period from February 6, 2024 (inception) to September 30,	Change
	2025	2024	$	%
External research and development expenses	$45,607	$37,926	$7,681	20%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	9,538	2,374	7,164	*
Stock-based compensation	14,712	8,310	6,402	77%
Other	3,143	947	2,196	*
Total research and development expenses	$73,000	$49,557	$23,443	47%

*	Percentage not meaningful

Research and development expenses increased by $23.4 million, from $49.6 million for the period from February 6, 2024 (inception) to September 30, 2024 to $73.0 million for the nine months ended September 30, 2025.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $7.7 million, from $37.9 million for the period from February 6, 2024 (inception) to September 30, 2024 to $45.6 million for the nine months ended September 30, 2025. The increase is primarily related to increased CMO product development and manufacturing expenses, an increase in our CRO expenses related to our ongoing clinical trials and toxicology studies, partially offset by a reduction of research expenses incurred by Paragon.

Personnel-related expenses increased by $7.2 million, from $2.4 million for the period from February 6, 2024 (inception) to September 30, 2024 to $9.5 million for the nine months ended September 30, 2025, as we continue hiring employees in our research and development organization. Stock-based compensation expense increased by $6.4 million, from $8.3 million for the period from February 6, 2024 (inception) to September 30, 2024 to $14.7 million for the nine months ended September 30, 2025. Stock-based compensation expense increased by $4.4 million due to the increase in employee awards and $2.0 million due to an increase in Paruka warrant liability under the Option Agreements. Other research and development expenses increased by $2.2 million, from $0.9 million for the period from February 6, 2024 (inception) to September 30, 2024 to $3.1 million for the nine months ended September 30, 2025, primarily due to facilities and allocated overhead expenses as we commenced using our leased Menlo Park office space from June 2024 and Waltham office from April 2025, as well as increase in our research and development employee count.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Nine Months Ended September 30,	Period from February 6, 2024 (inception) to September 30,	Change
	2025	2024	$	%
Personnel-related (including stock-based compensation)	$10,769	$4,590	$6,179	135%
Professional and consulting services	3,449	2,936	513	17%
Other	402	722	(320)	(44)%
Total general and administrative expenses	$14,620	$8,248	$6,372	77%

General and administrative expenses increased by $6.4 million, from $8.2 million for the period from February 6, 2024 (inception) to September 30, 2024 to $14.6 million for the nine months ended September 30, 2025.

Personnel-related expenses increased by $6.2 million, from $4.6 million for the period from February 6, 2024 (inception) to September 30, 2024 to $10.8 million for the nine months ended September 30, 2025, as a result of continued hiring of executives and administrative employees. Stock-based compensation expense was $1.5 million and $5.4 million for the period from February 6, 2024 (inception) to September 30, 2024 and for the nine months ended September 30, 2025, respectively.

Expenses related to professional and consulting services increased by $0.5 million, from $2.9 million for the period from February 6, 2024 (inception) to September 30, 2024 compared to $3.4 million for the nine months ended September 30, 2025, due to higher spending on accounting, audit, and legal fees.

Other general and administrative expenses decreased by $0.3 million primarily due to facilities and allocated overhead expenses being allocated to research and development expenses as a result of the increase in our research and development employee count.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $11.8 million for the nine months ended September 30, 2025. Interest income from money market funds was $1.3 million for the period from February 6, 2024 (inception) to September 30, 2024.

No interest expense was recorded during the nine months ended September 30, 2025. Interest expense was $1.5 million for the period from February 6, 2024 (inception) to September 30, 2024 relating to the Convertible Note issued to Fairmount in March 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $500.9 million of cash, cash equivalents, and marketable securities.

Since our inception, we have incurred significant operating losses and negative cash flow from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the pre-clinical and clinical development of our programs and our early-stage research activities. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. Through September 30, 2025, we had funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, a convertible note, and pre-funded warrants.

In October 2025, we entered into a Sales Agreement with TD Securities (USA) LLC (the “Sales Agreement”), as its sales agent, pursuant to which we may issue and sell, from time to time, shares of Company Common Stock for aggregate gross proceeds of up to $200.0 million under an at-the-market equity offering program. We are not obligated to make any sales of shares under the Sales Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2025	Period from February 6, 2024 (inception) to September 30, 2024
Net cash used in operating activities	$(65,616)	$(39,019)
Net cash used in investing activities	(74,723)	(171)
Net cash provided by financing activities	170,017	450,065
Net increase in cash and cash equivalents	$29,678	$410,875

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $65.6 million, which was primarily attributable to a net loss of $75.9 million and net cash used by changes in our operating assets and liabilities of $5.9 million, partially offset by net non-cash charges of $16.2 million. Net cash used by changes in our operating assets and liabilities were primarily comprised of a decrease of $6.0 million in related party accounts payable and other current liabilities, an increase of $3.2 million in prepaid expenses and other current assets, partly offset by an increase of $5.0 million in accrued expenses and other current liabilities. Net non-cash charges primarily comprised of $20.1 million in stock-based compensation expense (includes $9.7 million from Paruka Warrant Obligation), partially offset by $4.3 million in net accretion of premiums and discounts on marketable securities.

From February 6, 2024 (inception) to September 30, 2024, net cash used in operating activities was $39.0 million, which was primarily attributable to a net loss of $57.9 million, offset by non-cash charges of $11.3 million and net cash provided by changes in operating activities of $7.6 million. Non-cash charges primarily consisted of a $9.8 million increase in stock-based compensation expense (primarily from the Paruka Warrant Obligation) and $1.5 million of non-cash interest expense. Net cash provided by changes in our operating activities primarily consisted of a $1.6 million increase in accounts payable, $1.7 million increase in accrued expenses and other current liabilities, $6.4 million increase in related parties accounts payable and other current liabilities, partially offset by a $2.0 million increase in prepaid expenses and other current assets.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $74.7 million, which included $420.0 million in purchases of marketable securities, $0.1 million in purchases of property and equipment, partially offset by $345.4 million in proceeds from maturities of marketable securities.

From February 6, 2024 (inception) to September 30, 2024, net cash used in investing activities was $0.2 million, which was attributable to purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $170.0 million due to $169.9 million of net proceeds from the 2025 PIPE Financing and $0.1 million proceeds from the issuance of shares of common stock in connection with purchases under our employee stock purchase plan.

From February 6, 2024 (inception) to September 30, 2024, net cash provided by financing activities was $450.1 million, consisting of $228.1 million of net proceeds from the Pre-Closing Financing, $189.1 million of net proceeds from the 2024 PIPE Financing, $25.0 million of net proceeds from the issuance of the Convertible Note, $4.9 million of cash acquired in connection with the reverse recapitalization, and $2.9 million of net proceeds from the issuance of Series B Preferred Stock

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, CMOs and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of September 30, 2025. See Notes 10 and 11 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our headquarters in Menlo Park, California, and our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

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

Our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report. During the three months ended September 30, 2025, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the period from February 6 (inception) to December 31, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of risk factors

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

Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small and midcap biotechnology companies and broader macroeconomic factors may preclude us from successfully raising additional capital. For example, escalating geopolitical tensions, elevated interest rates and regulatory uncertainty have caused market volatility, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital.

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

To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. For example, in September 2024, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, whereby the investors purchased an aggregate of 5,600,000 shares of common stock, 2,439 shares of Series A Preferred Stock and pre-funded warrants to purchase an aggregate of 680,000 shares of common stock and in November 2024, each outstanding share of Series A Preferred Stock converted into 1,000 shares of common stock. Furthermore, in September 2025, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, whereby the investors purchased an aggregate of 10,933,405 shares of our common stock and pre-funded warrants to purchase 1,066,666 shares of common stock. In addition, in October 2025, we entered into a sales agreement with TD Securities (USA) LLC acting as our sales agent pursuant to which we may issue and sell shares of our common stock from time to time through an at-the-market equity offering program, for aggregate gross proceeds of up to $200.0 million.

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

Our future success is substantially dependent on our ability to develop and timely obtain marketing approval for, and then successfully commercialize, our two most advanced programs, ORKA-001 and ORKA-002. We are investing the majority of our efforts and financial resources into the research and development of these programs. Our Phase 1 clinical trial of ORKA-001 in healthy volunteers is ongoing and remains blinded and all subjects have remained on trial through August 6, 2025. Moreover, in the third quarter of 2025, we commenced dosing in a Phase 2a clinical trial of ORKA-001 in patients with moderate-to-severe psoriasis and furthermore, we expect to initiate a dose-ranging Phase 2b trial of ORKA-001 in moderate-to-severe psoriasis in the first half of 2026. In addition, we have initiated a Phase 1 clinical trial of ORKA-002 in healthy volunteers and plan to initiate a Phase 2 clinical trial of ORKA-002 in the first half of 2026.

Currently, we believe that the success of our programs is dependent on our product candidates demonstrating a longer half-life in humans than mAbs currently marketed and in development as we believe this longer half-life has the potential to result in a more favorable dosing schedule for our product candidates, assuming they successfully complete clinical development and obtain marketing approval. To the extent we do not observe this extended half-life, it would significantly and adversely affect the clinical and commercial potential of our product candidates.

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

We cannot be sure that the FDA, or comparable foreign regulatory authority, as applicable, will agree with our clinical development plan. We plan to use the data from our current trials of our ORKA-001 and ORKA-002 programs to support further trials in PsO and potentially other I&I indications. If the FDA and/or comparable foreign regulatory authority requires us to materially modify our proposed trial designs, conduct additional trials or enroll additional participants, our development timelines may be delayed. We cannot be sure that submission of an IND, Clinical Trial Application or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on trial design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites; recruiting and training suitable clinical investigators; delays or difficulties in recruiting trial patients; delays in obtaining required IRB approval at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s current Good Clinical Practice (“GCP”) requirements or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; delays or failure by our third party vendors or us in the manufacturing, packaging, labeling and proper delivery of clinical trial materials; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

Further, conducting clinical trials outside of the United States presents additional risks that may delay completion of our clinical trials. These risks include the failure of investigators or enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, potential restrictions, such as local privacy restrictions, on data generated from the clinical trial, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

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

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities, may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, most recently in October 2025, the U.S. government shut down, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and stopped critical activities. Additionally, action by the Trump administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of our common stock that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K), except as disclosed below.

On September 19, 2025, Joana Goncalves, our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 151,000 shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or June 30, 2027, subject to certain conditions.

On September 19, 2025, Laura Sandler, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 33,000 shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or December 31, 2026, subject to certain conditions.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE

2.1†	Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp., Atlas Merger Sub II, LLC and Oruka Therapeutics, Inc.	8-K	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company, filed September 3, 2024.	8-K	3.5	September 5, 2024
3.2	Amended and Restated Bylaws of the Company.	8-K	3.6	September 5, 2024
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	S-1/A	3.1(b)	May 24, 2013
3.4	Certificate of Elimination of Series A Convertible Preferred Stock, effective August 29, 2024.	8-K	3.8	September 5, 2024
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock.	8-K	3.9	September 5, 2024
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	3.1	September 13, 2024
4.1	Description of Securities.	10-K	4.1	March 6, 2025
4.2	Form of Pre-Funded Warrant, dated August 29, 2024.	10-K	4.3	March 6, 2025
4.3	Form of Pre-Funded Warrant, dated September 13, 2024.	8-K	4.1	September 13, 2024
4.4	Form of Pre-Funded Warrant, dated September 19, 2025.	8-K	4.1	September 22, 2025
4.5	Paruka Warrant, dated December 31, 2024	10-Q	4.5	May 14, 2025
10.1	Securities Purchase Agreement, dated September 17, 2025, by and between Oruka Therapeutics, Inc. and each purchaser identified on Annex A thereto.	8-K	10.1	September 22, 2025
10.2	Form of Registration Rights Agreement, dated September 17, 2025.	8-K	10.2	September 22, 2025
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oruka Therapeutics, Inc.

Date: November 12, 2025	By:	/s/ Lawrence Klein
Lawrence Klein President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Arjun Agarwal
Arjun Agarwal Senior Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)