Form 10-Q
period 2026-03-31
Oruka Therapeutics, Inc.
filed 2026-05-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 60,312,101 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$49,520	$46,935
Marketable securities, current	339,309	290,109
Prepaid expenses and other current assets	6,420	6,813
Total current assets	395,249	343,857
Marketable securities, long-term	107,123	142,539
Property and equipment, net	318	288
Operating lease right-of-use assets	1,687	1,830
Other non-current assets	103	103
Total assets	$504,480	$488,617
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,662	$4,155
Accrued expenses and other current liabilities	9,287	10,591
Operating lease liability, current	680	619
Related party accounts payable and other current liabilities	3,004	9
Total current liabilities	16,633	15,374
Operating lease liability, non-current	1,127	1,313
Total liabilities	17,760	16,687
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series B non-voting convertible preferred stock, $0.001 par value; 251,504 shares authorized as of March 31, 2026 and December 31, 2025; 137,138 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2,931	2,931
Common stock, $0.001 par value; 545,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 50,167,623 and 48,722,309 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	50	49
Additional paid-in capital	705,196	657,561
Accumulated other comprehensive income (loss)	(480)	546
Accumulated deficit	(220,977)	(189,157)
Total stockholders’ equity	486,720	471,930
Total liabilities and stockholders’ equity	$504,480	$488,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating expenses:
Research and development(1)	$29,145	$19,925
General and administrative(2)	7,289	5,161
Total operating expenses	36,434	25,086
Loss from operations	(36,434)	(25,086)
Other income (expense):
Interest income	4,606	4,092
Other income (expense), net	8	(5)
Total other income, net	4,614	4,087
Net loss	$(31,820)	$(20,999)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.40)
Net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	$(39.81)	$(32.95)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,172,410	41,679,560
Weighted-average shares used in computing net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	137,138	137,138

(1)	Includes related party amounts of $3,000 and $2,122 for the three months ended March 31, 2026 and 2025, respectively

(2)	Includes related party amounts of $4 and $110 for the three months ended March 31, 2026 and 2025, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net loss	$(31,820)	$(20,999)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(1,026)	35
Total comprehensive loss	$(32,846)	$(20,964)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances as of December 31, 2025	137,138	$2,931	48,722,309	$49	$657,561	$546	$(189,157)	$471,930
Issuance of common stock upon exercise of stock options and employee warrants	—	—	195,596	—	1,766	—	—	1,766
Issuance of common stock under the at-the-market (“ATM”) offering program, net of commissions	—	—	1,167,895	1	38,901	—	—	38,902
Issuance of common stock upon vesting of restricted stock units	—	—	24,611	—	—	—	—	—
Issuance of common stock upon exercise of prefunded warrants	—	—	57,212	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,968	—	—	6,968
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(1,026)	—	(1,026)
Net loss							(31,820)	(31,820)
Balances as of March 31, 2026	137,138	$2,931	50,167,623	$50	$705,196	$(480)	$(220,977)	$486,720

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances as of December 31, 2024	137,138	$2,931	37,440,510	$37	$463,018	$(41)	$(83,724)	$382,221
Stock-based compensation expense	—	—	—	—	3,468	—	—	3,468
Unrealized gains (losses) on marketable securities	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(20,999)	(20,999)
Balances as of March 31, 2025	137,138	$2,931	37,440,510	$37	$466,486	$(6)	$(104,723)	$364,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(31,820)	$(20,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,968	4,883
Net accretion of premiums and discounts on marketable securities	(446)	(1,797)
Non-cash lease expense	143	62
Depreciation expense	43	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	461	(148)
Other non-current assets	—	(60)
Accounts payable	(493)	83
Accrued expenses and other current liabilities	(1,304)	2,317
Operating lease liability	(125)	(21)
Related party accounts payable and other current liabilities	2,995	(5,205)
Net cash used in operating activities	(23,578)	(20,869)
Cash flows from investing activities:
Purchases of property and equipment	(73)	(13)
Purchases of marketable securities	(90,834)	(44,290)
Proceeds from maturities of marketable securities	76,470	87,169
Net cash (used in) provided by investing activities	(14,437)	42,866
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee warrants	1,698	—
Proceeds from at-the-market offering, net of commissions	38,902	—
Net cash provided by financing activities	40,600	—
Net increase in cash and cash equivalents	2,585	21,997
Cash and cash equivalents at beginning of period	46,935	61,575
Cash and cash equivalents at end of period	$49,520	$83,572
Supplemental disclosures of non-cash financing activities:
Amounts receivable related to exercise of stock options and employee warrants	$68	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Background and Basis of Presentation

Oruka Therapeutics, Inc., together with its subsidiary (collectively, the “Company”), is a clinical-stage biopharmaceutical company. The Company is headquartered in Menlo Park, California. The Company is focused on developing novel monoclonal antibody therapeutics for psoriasis (“PsO”) and other inflammatory and immunology (“I&I”) indications.

The condensed consolidated financial statements and accompanying notes reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 (the “Annual Report”). The information as of December 31, 2025, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of the Company’s management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial statements.

The results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

Liquidity

As of March 31, 2026, the Company had cash, cash equivalents, and marketable securities of $496.0 million and an accumulated deficit of $221.0 million. The Company’s management expects that the existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. Since its inception, the Company has devoted substantially all of its resources to advancing the development of its portfolio of programs, organizing and staffing the Company, business planning, raising capital, and providing general and administrative support for these operations. Current and future programs will require significant research and development efforts, including preclinical and clinical trials, and regulatory approvals to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings and debt financings.

The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future preclinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies and estimates disclosed in the Note titled “2. Summary of Significant Accounting Policies” of the Company’s Annual Report. The Company uses the same accounting policies in preparing its quarterly and annual financial statements.

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

Recently Adopted Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the three months ended March 31, 2026 that are of significance or potential significance to the Company.

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

3. ATM Offering

On October 3, 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC (the “Sales Agreement”), as its sales agent, pursuant to which the Company may issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $200.0 million under an at-the-market (“ATM”) equity offering program. The Company is not obligated to make any sales of shares under the Sales Agreement. During the three months ended March 31, 2026, the Company issued and sold an aggregate of 1,167,895 shares of common stock pursuant to the ATM offering program for total net proceeds of $38.9 million after deducting sales agents’ commissions.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$13,627	$—	$—	$13,627
Commercial papers	—	31,787	—	31,787
Total cash equivalents	13,627	31,787	—	45,414
Marketable securities
Marketable securities, current
U.S. treasury securities	—	193,747	—	193,747
U.S. government agency securities	—	26,607	—	26,607
Commercial papers	—	18,979	—	18,979
Corporate debt securities	—	99,976	—	99,976
Total marketable securities, current	—	339,309	—	339,309
Marketable securities, long-term
U.S. treasury securities	—	75,332	—	75,332
Corporate debt securities	—	18,927	—	18,927
U.S. government agency securities	—	12,864	—	12,864
Total marketable securities, long-term	—	107,123	—	107,123
Total cash equivalents and marketable securities	$13,627	$478,219	$—	$491,846

There were no transfers in or out of Level 3 during the three months ended March 31, 2026.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,268	$—	$—	$30,268
Commercial papers	—	14,483	—	14,483
Total cash equivalents	30,268	14,483	—	44,751
Marketable securities
Marketable securities, current
U.S. treasury securities	—	195,915	—	195,915
U.S. government agency securities	—	28,757	—	28,757
Commercial papers	—	21,241	—	21,241
Corporate debt securities	—	44,196	—	44,196
Total marketable securities, current	—	290,109	—	290,109
Marketable securities, long-term
U.S. treasury securities	—	75,730	—	75,730
Corporate debt securities	—	54,998	—	54,998
U.S. government agency securities	—	11,811	—	11,811
Total marketable securities, long-term	—	142,539	—	142,539
Total cash equivalents and marketable securities	$30,268	$447,131	$—	$477,399

5. Cash Equivalents and Marketable Securities

The following tables summarize the cash equivalents and marketable securities, which are classified as available-for-sale as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$13,627	$—	$—	$13,627
Commercial papers	31,792	—	(5)	31,787
Total cash equivalents	45,419	—	(5)	45,414
Marketable securities
Marketable securities, current
U.S. treasury securities	193,740	61	(54)	193,747
U.S. government agency securities	26,606	7	(6)	26,607
Commercial papers	18,996	—	(17)	18,979
Corporate debt securities	100,136	3	(163)	99,976
Total marketable securities, current	339,478	71	(240)	339,309
Marketable securities, long-term
U.S. treasury securities	75,530	2	(200)	75,332
Corporate debt securities	18,994	—	(67)	18,927
U.S. government agency securities	12,905	—	(41)	12,864
Total marketable securities, long-term	107,429	2	(308)	107,123
Total cash equivalents and marketable securities	$492,326	$73	$(553)	$491,846

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$30,268	$—	$—	$30,268
Commercial papers	14,484	—	(1)	14,483
Total cash equivalents	44,752	—	(1)	44,751
Marketable securities
Marketable securities, current
U.S. treasury securities	195,607	308	—	195,915
U.S. government agency securities	28,724	33	—	28,757
Commercial papers	21,239	2	—	21,241
Corporate debt securities	44,173	26	(3)	44,196
Total marketable securities, current	289,743	369	(3)	290,109
Marketable securities, long-term
U.S. treasury securities	75,612	118	—	75,730
Corporate debt securities	54,949	55	(6)	54,998
U.S. government agency securities	11,797	14	—	11,811
Total marketable securities, long-term	142,358	187	(6)	142,539
Total cash equivalents and marketable securities	$476,853	$556	$(10)	$477,399

The following table summarizes the available-for-sale securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position, for which an allowance for credit losses was not recorded as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$31,787	$(5)	$—	$—	$31,787	$(5)
Marketable securities
Marketable securities, current
U.S. treasury securities	89,012	(54)	—	—	89,012	(54)
U.S. government agency securities	12,454	(6)	—	—	12,454	(6)
Commercial papers	18,979	(17)	—	—	18,979	(17)
Corporate debt securities	91,371	(163)	—	—	91,371	(163)
Marketable securities, long-term
U.S. treasury securities	73,325	(200)	—	—	73,325	(200)
Corporate debt securities	18,927	(67)	—	—	18,927	(67)
U.S. government agency securities	12,864	(41)	—	—	12,864	(41)
Total	$348,719	$(553)	$—	$—	$348,719	$(553)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$14,483	$(1)	$—	$—	$14,483	$(1)
Marketable securities
Marketable securities, current
Corporate debt securities	8,771	(3)	—	—	8,771	(3)
Marketable securities, long-term
Corporate debt securities	6,143	(6)	—	—	6,143	(6)
Total	$29,397	$(10)	$—	$—	$29,397	$(10)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the securities before recovery of the unamortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. Given the Company’s intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company did not record an allowance for credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	March 31, 2026	December 31, 2025
Due in one year or less	$339,309	$290,109
Due in 1-2 years	107,123	142,539
Total	$446,432	$432,648

6. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development	$6,805	$4,384
Accrued employee compensation and benefits	1,707	5,266
Accrued professional and consulting	775	941
Total	$9,287	$10,591

7. Convertible Preferred Stock and Stockholders’ Equity

Pre-Funded Warrants

In August 2024, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.01 per share. During the three months ended March 31, 2026, the Company issued 57,212 shares of common stock on net exercises of 57,228 pre-funded warrants out of the pre-funded warrants previously issued in August 2024. No pre-funded warrants were exercised during the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, 5,439,955 and 5,497,183 pre-funded warrants, respectively, remain issued and outstanding from the August 2024 issuance.

In September 2024, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.001 per share. During the three months ended March 31, 2026 and 2025, no pre-funded warrants were exercised out of the pre-funded warrants previously issued in September 2024. As of each of March 31, 2026 and December 31, 2025, 380,000 pre-funded warrants remain issued and outstanding from the September 2024 issuance.

In September 2025, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.001 per share. During the three months ended March 31, 2026, no pre-funded warrants were exercised out of the pre-funded warrants previously issued in September 2025. As of each of March 31, 2026 and December 31, 2025, 1,066,666 pre-funded warrants remain issued and outstanding from the September 2025 issuance.

On issuance, the pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. Collectively, 6,886,621 and 6,943,849 pre-funded warrants were outstanding as of March 31, 2026 and December 31, 2025, respectively.

Employee Warrants

During 2024, employee warrants were issued at an exercise price of $7.80 per warrant to the employees and directors of the Company. These warrants vest over a period of four years. The Company recognizes compensation cost related to warrants on a straight-line basis over the requisite service period, which is the period in which the related services are received. As of March 31, 2026 and December 31, 2025, 2,767,511 and 3,029,510 warrants, respectively, were outstanding.

Convertible Preferred Stock

As of March 31, 2026, Series B preferred stock consisted of the following (in thousands, except share data):

	March 31, 2026
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series B preferred stock	251,504	137,138	$2,931	11,428,149

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Certificate of Designation”), holders of Series B preferred stock are entitled to receive dividends on shares of Series B preferred stock equal to, on an as-if-converted-to common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, Series B preferred stock does not have voting rights. Series B preferred stock shall rank on parity with the Company’s common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series B preferred stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of March 31, 2026, each outstanding share of Series B preferred stock was convertible into common stock at a ratio of approximately 83.3332:1.

Paruka Warrant

On December 31, 2024, the Company settled its 2024 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka Holding LLC (“Paruka”) a warrant to purchase 596,930 shares of the Company’s common stock at an exercise price of $19.39 per share. On December 12, 2025, the Company settled its 2025 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka a warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $30.18 per share. The warrants have a term of 10 years, are fully vested, and are exercisable in part or full at any time during the term of the warrant. As of March 31, 2026 and December 31, 2025, the warrants issued under the Paruka Warrant Obligation are outstanding and unexercised. See Note 8 for additional information on the Paruka Warrant Obligation.

Common Stock

As of March 31, 2026, the Certificate of Incorporation provided for 545,000,000 authorized shares of common stock. As of March 31, 2026, 50,167,623 shares of common stock were issued and outstanding, including 2,159,609 shares of restricted common stock awards (“RSAs”) issued and outstanding.

As of March 31, 2026 and December 31, 2025, the Company had common stock reserved for future issuance as follows:

	March 31, 2026	December 31, 2025
Shares issuable on conversion of Series B preferred stock	11,428,149	11,428,149
Shares issuable upon exercise of pre-funded warrants	6,886,621	6,943,849
Shares issuable upon exercise of warrants under the Paruka Warrant Obligation	971,930	971,930
Outstanding and issued stock options	5,297,351	3,950,958
Outstanding and issued employee warrants	2,767,511	3,029,510
Outstanding and issued restricted stock units	396,145	—
Shares available for grant under 2024 Stock Incentive Plan	6,129,190	4,600,217
Shares available for grant under 2024 Employee Stock Purchase Plan	975,922	975,922
Total shares of common stock reserved	34,852,819	31,900,535

8. Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan (“2024 Plan”) was adopted on February 6, 2024. The 2024 Plan provided for the Company to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity incentive stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years. As of March 31, 2026 and December 31, 2025, 1,155,540 and 1,167,826 shares, respectively, were subject to options outstanding under the 2024 Plan and will become available under the 2024 Stock Incentive Plan (defined below) to the extent the options are forfeited or lapse unexercised.

2024 Stock Incentive Plan

The 2024 Stock Incentive Plan (“2024 Stock Plan”) became effective in August 2024. The 2024 Stock Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stockholder-based awards and incentive bonuses. An additional 3,354,715 shares became available for issuance under the 2024 Stock Plan on January 1, 2026 as a result of the annual increase pursuant to the evergreen provision.

As of March 31, 2026, 10,667,146 shares were reserved for issuance under the 2024 Stock Plan, of which 6,129,190 shares were available for future grant and 4,537,956 shares were subject to outstanding options and restricted stock units. As of December 31, 2025, 7,383,349 shares were reserved for issuance under the 2024 Stock Plan, of which 4,600,217 shares were available for future grant and 2,783,132 shares were subject to outstanding options.

2024 Employee Stock Purchase Plan

The 2024 Employee Stock Purchase Plan (the “ESPP”) became effective in August 2024. Eligible employees may purchase shares of common stock under the ESPP at 85% of the lower of the fair market value of the common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year. The ESPP will terminate ten years from the first purchase date under the plan, unless terminated earlier by the Board.

The Company issued no shares during the three months ended March 31, 2026 and 2025, out of the ESPP. As of each of March 31, 2026 and December 31, 2025, there were 975,922 shares of common stock available in the pool for future issuances.

For each of the three months ended March 31, 2026 and March 31, 2025, stock-based compensation expenses related to the ESPP were less than $0.1 million.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.0	6.0
Expected volatility	87.4%	96.0%
Risk-free interest rate	3.9%	4.5%
Expected dividend yield	—	—

Stock Option Activity

The following table summarizes the stock option activities under the 2024 Plan and the 2024 Stock Plan for the three months ended March 31, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2025	3,950,958	$12.61	8.9	$69,966
Granted	1,482,951	$34.31
Exercised	(58,593)	$11.91
Canceled/forfeited	(77,965)	$15.04
Balance as of March 31, 2026	5,297,351	$18.66	9.0	$160,987
Vested and expected to vest, March 31, 2026	5,297,351	$18.66	9.0	$160,987
Exercisable, March 31, 2026	1,269,986	$12.11	8.4	$46,912

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2026 was $25.68 per share.

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on March 31, 2026 and the exercise price of outstanding, in-the-money employee stock options.

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2026 and 2025 were $1.4 million and nil, respectively.

Restricted Stock Units

The Company began issuing restricted stock units (“RSUs”) under the 2024 Stock Plan during the quarter ended March 31, 2026. An RSU is an agreement to issue shares of the Company’s common stock at the time of vesting. RSUs generally vest over a four-year service period. RSUs granted during the annual refresher awards vest typically in equal quarterly installments over four years, subject to continued employment. RSUs granted to a new employee cliff vest 25% on the Company’s quarterly vesting date on or after the first anniversary of the grant date, followed by 12 equal quarterly vesting thereafter. Upon vesting, each RSU converts into one share of the Company’s common stock.

Stock-based compensation expense associated with RSUs are based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For RSUs, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

The following table summarizes the RSU activity for the three months ended March 31, 2026:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	421,019	$34.43
Vested	(24,611)	$34.37
Canceled/forfeited	(263)	$34.39
Unvested as of March 31, 2026	396,145	$34.44

The fair value of RSUs that vested during the three months ended March 31, 2026 was $1.0 million.

For the three months ended March 31, 2026 and March 31, 2025, stock-based compensation expenses related to RSUs was $1.0 million and nil, respectively.

Restricted Stock Awards

The following table summarizes the restricted stock awards (“RSA”) activity for the three months ended March 31, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	1,149,589	$—
Granted	—	$—
Vested	(125,719)	$—
Canceled/ forfeited	—	$—
Unvested balance as of March 31, 2026	1,023,870	$—

The fair value of RSAs that vested during the three months ended March 31, 2026 was $4.5 million.

For the three months ended March 31, 2026 and March 31, 2025, stock-based compensation expenses related to RSAs were less than $0.1 million.

Option Agreements and Paruka Warrant Obligation

As part of the Option Agreements (defined in Note 10 below), the Company granted warrants to purchase a number of shares equal to 1.00% of outstanding shares as of the date of the grant on a fully-diluted basis, or based upon the agreed number of warrants as disclosed in the Warrant Agreement, with an exercise price equal to the fair market value of the underlying shares on the grant date (the “Paruka Warrant Obligation”).

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

The Company settled its 2024 and 2025 obligations under the Paruka Warrant Obligation by issuing Paruka 596,930 and 375,000 warrants, respectively, to purchase common stock at an exercise price per warrant of $19.39 and $30.18, respectively. For the three months ended March 31, 2026 and 2025, nil and $1.4 million, respectively, was recognized as stock-based compensation expense related to the Paruka Warrant Obligation. As of each of March 31, 2026 and December 31, 2025, the unamortized expense related to the Paruka Warrant Obligation was nil.

Employee Warrants

The following table summarizes the employee warrant activity during the three months ended March 31, 2026:

	Number of Employee Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2025	3,029,510	$7.80	8.5	$68,194
Granted	—	$—
Exercised	(137,003)	$7.80
Canceled/forfeited	(124,996)	$7.80
Balance as of March 31, 2026	2,767,511	$7.80	8.3	$114,160
Vested and expected to vest, March 31, 2026	2,767,511	$7.80	8.3	$114,160
Exercisable, March 31, 2026	1,265,741	$7.80	8.3	$52,212

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as of March 31, 2026 and the exercise price of outstanding, in-the-money warrants.

The aggregate intrinsic value of the employee warrants exercised during the three months ended March 31, 2026 and 2025 was $3.5 million and nil, respectively.

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,579	$3,003
General and administrative	3,389	1,880
Total	$6,968	$4,883

As of March 31, 2026, total unrecognized stock-based compensation expenses related to the unvested stock options, RSUs, RSAs, employee warrants, and ESPP was $84.1 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

The following table summarizes the award types of the Company’s stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Paruka Warrant Obligation	$—	$1,415
Employee warrants	1,128	1,551
Stock options	4,737	1,889
Restricted stock units	1,018	—
Employee stock purchase plan	85	28
Total	$6,968	$4,883

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of March 31, 2026 and December 31, 2025 all long-lived assets were in the U.S.

The following table summarizes the segment loss from operations, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development personnel-related (excluding stock-based compensation)	$6,077	$2,463
General and administrative personnel-related (excluding stock-based compensation)	2,117	1,694
Research and development stock-based compensation	3,579	3,003
General and administrative stock-based compensation	3,389	1,880
External research and development	18,329	13,610
Other research and development	1,160	849
General and administrative, excluding personnel-related and stock-based compensation	1,783	1,587
Total operating expenses	36,434	25,086
Loss from operations	$(36,434)	$(25,086)

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

In December 2025, the Company entered into an additional option agreement for an antibody with Paragon and Paruka to enter into a license agreement, which the Company exercised in December 2025. Per the terms of this option agreement, once the Company enters into the corresponding license agreement, it will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under the agreement upon the achievement of certain clinical development milestones, up to $10.0 million under the agreement upon the achievement of a certain regulatory milestone, as well as a low single-digit percentage royalty for antibody products beginning on the first commercial sale. As of March 31, 2026, the Company has not entered into a license agreement with Paragon and Paruka related to this additional option agreement.

As part of the Option Agreements and the additional option agreement mentioned above, on December 31, 2024, the Company settled its 2024 obligations under the Paruka Warrant Obligation by issuing Paruka a warrant to purchase 596,930 shares of the Company’s common stock at an exercise price of $19.39 per share, and on December 12, 2025, the Company settled its 2025 obligations under the Paruka Warrant Obligation by issuing Paruka a warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $30.18 per share.

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

Pursuant to the terms of each of the License Agreements, the Company is obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, the Company is obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001 and ORKA-002. For each of the License Agreements, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program. Each of the License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law. During the quarter ended March 31, 2026, the Company incurred and expensed a milestone of $3.0 million related to the dosing of the first patient in a Phase 2 trial for the ORKA-002 License Agreement. As of March 31, 2026, the Company has incurred and expensed milestone payments of $7.0 million in connection with each of the ORKA-001 License Agreement and the ORKA-002 License Agreement. As of December 31, 2025, the Company had incurred and expensed milestone payments of $7.0 million and $4.0 million for the ORKA-001 License Agreement and the ORKA-002 License Agreement, respectively. These costs were recorded as research and development expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, $3.0 million and nil, respectively were included in related party accounts payable and other current liabilities.

For the three months ended March 31, 2026 and 2025, the Company recognized $3.0 million and $1.5 million, respectively, of expenses in connection with milestone payable and services provided by Paragon and Paruka under the Option and License Agreements.

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

For the three months ended March 31, 2026 and 2025, the Company recorded operating and variable lease expenses of $0.2 million and $0.1 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations.

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

Three months Ended March 31, 2026
Cash paid for amounts included in the measurement of lease liabilities	$186

The following table summarizes a maturity analysis of the Company’s net operating lease liabilities showing the aggregate lease payments as of March 31, 2026 (in thousands):

Year ending December 31,	Amount
2026 (remainder of the year)	$637
2027	768
2028	397
2029	304
Total undiscounted lease payments	2,106
Less: imputed interest	(299)
Total discounted lease payments	1,807
Less: current portion of lease liability	(680)
Non-current portion of lease liability	$1,127

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

12. Net Loss Per Share

The following table summarizes the basic and diluted net loss per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Net Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Net Loss Per Share, Basic and Diluted
Common Stock	(26,360)	55,172,410	$(0.48)	$(16,480)	41,679,560	$(0.40)
Series B preferred stock(1)	(5,460)	137,138	$(39.81)	(4,519)	137,138	$(32.95)
Net loss	(31,820)			$(20,999)

(1)	The weighted-average number of shares of as-converted Series B preferred stock used in the loss allocation was 11,428,149 for the three months ended March 31, 2026 and 2025.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to stockholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended March 31,
	2026	2025
Outstanding employee warrants to purchase common stock	2,767,511	3,054,358
Outstanding unvested restricted stock awards	1,023,870	1,630,982
Outstanding and issued common stock options	5,297,351	3,265,460
Outstanding unvested restricted stock units	396,145	—
Outstanding and issued warrant to Paruka	971,930	596,930
Total	10,456,807	8,547,730

13. Related Party Transactions

Paragon and Paruka each beneficially own less than 5% of the Company’s capital stock through their respective holdings of common stock.

Fairmount Healthcare Fund II, L.P. (“Fairmount”) beneficially owns more than 5% of the Company’s capital stock, currently has one representative appointed to the Board, and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon.

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Paragon milestone payments for the Option Agreements	$3,000	$—
Paragon reimbursable patent expenses	4	9
Total	$3,004	$9

14. Subsequent Events

On April 30, 2026, the Company announced the closing of an underwritten public offering. The Company issued and sold 9,660,000 shares of its common stock, par value $0.001, at a public offering price of $72.50 per share (the “April 2026 Offering”) for gross proceeds of $700.4 million before any underwriting discounts and commissions and related issuance expenses. The Company has granted the underwriters an option for a period of 30 days expiring May 28, 2026, to purchase up to an additional 1,449,000 shares of its common stock at the public offering price of $72.50 per share, less underwriting discounts and commissions. As of the filing of these condensed financial statements, the option remains unexercised.

On May 1, 2026, the Company and Halozyme Hypercon, Inc. (“Halozyme”) entered into a global exclusive collaboration and license agreement (“Halozyme License Agreement”). Under the Halozyme License Agreement, the Company has licensed Halozyme’s HyperconTM technology for IL-23p19 in psoriatic disease and up to one additional target. HyperconTM is an innovative microparticle technology that allows for hyperconcentration of drugs and biologics, reducing injection volume for a given dose and supporting more convenient, patient-friendly administration. Pursuant to the terms of the Halozyme License Agreement, the Company is obligated to pay Halozyme a non-refundable upfront payment and milestone payments upon the achievement of certain clinical, developmental and sales milestones for a total amount up to $176.5 million, along with reimbursement of the costs to be incurred in the development of the licensed products. In addition, the Company would be obligated to pay mid-single digit royalties on net sales of products developed using HyperconTM technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”) and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, hopes, beliefs, strategies or projections regarding the future of our pipeline and business and words such as “may,” “will,”, “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend” and variations of such words and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Oruka Therapeutics, Inc.,” “Oruka,” “ARCA biopharma, Inc.,” “ARCA,” refers to Oruka Therapeutics, Inc. and its consolidated subsidiary, Oruka Therapeutics Operating Company LLC, taken as a whole.

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

Since our inception in February 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, establishing and protecting our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our programs and component materials, developing and progressing our pipeline, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, common stock, a convertible note, and pre-funded warrants.

Since our inception, we have incurred significant losses and negative cash flows from our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. As of March 31, 2026, we had an accumulated deficit of $221.0 million. For the three months ended March 31, 2026, we had net losses of $31.8 million, and we used net cash of $23.6 million for our operating activities.

We had cash, cash equivalents, and marketable securities of $496.0 million as of March 31, 2026. In addition, in April 2026, we sold 9,660,000 shares of our common stock in an underwritten public offering for gross proceeds of $700.4 million before any underwriting discounts and commissions and related issuance expenses. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

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

We initiated a Phase 1 trial of ORKA-001 in the fourth quarter of 2024. In September 2025, we announced interim results and updated those results in April 2026. The data showed that ORKA-001 has a human half-life of approximately 100 days and was well tolerated at all dose levels, with a favorable safety profile consistent with the anti-IL-23 class. The Phase 1 trial data support that a single 600mg dose maintained ORKA-001 concentrations well above effective trough levels through Week 52, the last timepoint evaluated with sustained inhibition of IL-23 pathway signaling observed throughout that time period.

In the third quarter of 2025, we commenced dosing in a Phase 2a clinical trial of ORKA-001 in patients with moderate-to-severe PsO (also known as “EVERLAST-A”). EVERLAST-A enrolled 84 patients randomized 3:1 to receive 600 mg of ORKA-001 at Weeks 0 and 4 or matching placebo. At Week 28, patients who have achieved PASI 100 will be randomized 2:1 to an arm where either (1) they do not receive another dose until disease recurrence (to evaluate the possibility of both yearly dosing and extended off-treatment remissions) or (2) they receive 300 mg ORKA-001 every six months. We announced Week 16 data for all patients in April 2026. 40 of 63 participants (63.5%) treated with ORKA-001 achieved the primary endpoint of PASI 100, a 100% reduction from baseline in the Psoriasis Area and Severity Index (“PASI”), at Week 16 and identical results were observed for Investigator’s Global Assessment (“IGA”) 0. Other key secondary endpoints included PASI 90 at Week 16, achieved by 83% of participants, and IGA 0/1 at Week 16, achieved by 84% of participants. ORKA-001 was well tolerated with a safety profile consistent with prior IL-23p19 inhibitors. There were no serious treatment-emergent adverse events (“TEAEs”) and only one severe TEAE, which occurred in the placebo group. Additionally, there were no injection site reactions. We plan to share longer-term data, including Week 28 for all patients and 52-week follow-up for a portion of the cohort, in the second half of 2026.

Additionally, the first patients were dosed in EVERLAST-B in December 2025. EVERLAST-B is designed to enroll approximately 160 patients into a dose-ranging Phase 2b trial of ORKA-001 in patients with moderate-to-severe PsO and will evaluate three dose levels of ORKA-001: 37.5 mg at Week 0, 300 mg at Weeks 0 and 4, and 600 mg at Weeks 0 and 4, versus placebo. The primary endpoint is PASI 100 at Week 16. At Week 28, patients who have achieved PASI 100 will be re-randomized 1:1 to either a 600 mg dose once-yearly or placebo. Patients who have not achieved PASI 100 at Week 28 will receive a 300 mg dose every six months. Building on EVERLAST-A, this design will further test the potential for ORKA-001 to achieve yearly dosing, higher efficacy and extended off-treatment remissions. We expect to announce data from EVERLAST-B in 2027.

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

Based on these Phase 1 results, we initiated ORCA-SURGE, a Phase 2 trial of ORKA-002 in patients with moderate-to-severe PsO, in February 2026. ORCA-SURGE is designed to enroll approximately 160 patients randomized 1:1:1:1 to receive 40 mg, 160 mg or 320 mg of ORKA-002 at Weeks 0 and 4, or matching placebo. The primary endpoint is PASI 100 at Week 16. Maintenance dosing will evaluate the potential for twice-yearly dosing with ORKA-002. We expect to announce data from ORCA-SURGE in 2027. Moreover, we also expect to initiate ORCA-SPLASH, a Phase 2 trial of ORKA-002 in patients with HS in the second half of 2026.

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

In December 2025, we entered into an additional option agreement for an antibody with Paragon and Paruka to enter into a license agreement, which we exercised in December 2025. Per the terms of this option agreement, once we enter into the corresponding license agreement, we will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under the agreement upon the achievement of certain clinical development milestones, up to $10.0 million under the agreement upon the achievement of a certain regulatory milestone, as well as a low single-digit percentage royalty for antibody products beginning on the first commercial sale. As of March 31, 2026, we have not entered into a license agreement with Paragon and Paruka related to this additional option agreement.

During the quarter ended March 31, 2026, we incurred and expensed a milestone of $3.0 million related to the dosing of the first patient in a Phase 2 trial for the ORKA-002 License Agreement. Pursuant to the License Agreements, as of March 31, 2026, we have incurred and expensed milestone payments of $7.0 million for each of ORKA-001 and ORKA-002.

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

Other Income (Expense), Net

Total other income (expense), net, consists of interest earned on our cash, cash equivalents, and marketable securities, and foreign currency transactions gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses
Research and development(1)	$29,145	$19,925	$9,220	46%
General and administrative(2)	7,289	5,161	2,128	41%
Total operating expenses	36,434	25,086	11,348	45%
Loss from operations	(36,434)	(25,086)	(11,348)	45%
Other income (expense)
Interest income	4,606	4,092	514	13%
Other expense, net	8	(5)	13	*
Total other income, net	4,614	4,087	527	13%
Net loss	$(31,820)	$(20,999)	$(10,821)	52%

*	Percentage not meaningful

(1)	Includes related party amounts of $3,000 and $2,122 for the three months ended March 31, 2026 and 2025, respectively

(2)	Includes related party amounts of $4 and $110 for the three months ended March 31, 2026 and 2025, respectively

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
External research and development expenses	$18,329	$13,610	$4,719	35%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	6,077	2,463	3,614	147%
Stock-based compensation	3,579	3,003	576	19%
Other	1,160	849	311	37%
Total research and development expenses	$29,145	$19,925	$9,220	46%

Research and development expenses increased by $9.2 million, from $19.9 million for the three months ended March 31, 2025 to $29.1 million for the three months ended March 31, 2026.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $4.7 million, from $13.6 million for the three months ended March 31, 2025 to $18.3 million for the three months ended March 31, 2026. The increase is primarily related to increased CMO product development and manufacturing expenses, an increase in our CRO expenses related to our ongoing clinical trials, and $3.0 million milestone pursuant to ORKA-002 License Agreement with Paragon related to the dosing of the first patient in a Phase 2 trial during the three months ended March 31, 2026.

Personnel-related expenses, excluding stock-based compensation, increased by $3.6 million, from $2.5 million for the three months ended March 31, 2025 to $6.1 million for the three months ended March 31, 2026, as we continue hiring employees in our research and development organization. Stock-based compensation expense increased by $0.6 million, from $3.0 million for the three months ended March 31, 2025 to $3.6 million for the three months ended March 31, 2026. The increase in stock-based compensation expense is primarily related to a $2.0 million increase related to employee awards due to an increase in research and development headcount, partially offset by a $1.4 million decrease in Paruka warrant liability under the Option Agreements.

Other research and development expenses increased by $0.3 million, from $0.8 million for the three months ended March 31, 2025 to $1.2 million for the three months ended March 31, 2026, primarily due to increases to facilities and allocated overhead expenses as we commenced using our leased Waltham office from April 2025, as well as an increase in our research and development employee count.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Personnel-related (including stock-based compensation)	$5,506	$3,574	$1,932	54%
Professional and consulting services	1,588	1,362	226	17%
Other	195	225	(30)	(13)%
Total general and administrative expenses	$7,289	$5,161	$2,128	41%

General and administrative expenses increased by $2.1 million, from $5.2 million for the three months ended March 31, 2025 to $7.3 million for the three months ended March 31, 2026.

Personnel-related expenses increased by $1.9 million, from $3.6 million for the three months ended March 31, 2025 to $5.5 million for the three months ended March 31, 2026, as a result of continued hiring of executives and administrative employees. Stock-based compensation expense increased by $1.5 million, from $1.9 million for the three months ended March 31, 2025 to $3.4 million for the three months ended March 31, 2026 due to additional general and administrative headcount.

Expenses related to professional and consulting services increased by $0.2 million, from $1.4 million for the three months ended March 31, 2025 to $1.6 million for the three months ended March 31, 2026, due to higher spending on legal and other professional services.

Other general and administrative expenses remained relatively consistent year over year.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $4.6 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to interest earned on higher cash and marketable securities balances.

Liquidity and Capital Resources

As of March 31, 2026, we had $496.0 million of cash, cash equivalents, and marketable securities.

Since our inception, we have incurred significant operating losses and negative cash flow from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical and clinical development of our programs and our early-stage research activities. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. Through March 31, 2026, we had funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, a convertible note, and pre-funded warrants.

In October 2025, we entered into a Sales Agreement with TD Securities (USA) LLC (the “Sales Agreement”), as our sales agent, pursuant to which we may issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $200.0 million under an at-the-market (“ATM”) equity offering program. We are not obligated to make any sales of shares under the Sales Agreement. During the three months ended March 31, 2026, we issued and sold an aggregate of 1,167,895 shares of the Company’s common stock pursuant to the ATM offering program for total net proceeds of $38.9 million after deducting sales agents’ commissions. In addition, in April 2026, we sold 9,660,000 shares of our common stock in an underwritten public offering for gross proceeds of $700.4 million before any underwriting discounts and commissions and related issuance expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(23,578)	$(20,869)
Net cash (used in) provided by investing activities	(14,437)	42,866
Net cash provided by financing activities	40,600	—
Net increase in cash and cash equivalents	$2,585	$21,997

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $23.6 million, which was primarily attributable to a net loss of $31.8 million, partially offset by net non-cash charges of $6.7 million and net cash used by changes in our operating assets and liabilities of $1.5 million. Net cash used by changes in our operating assets and liabilities were primarily comprised of an increase of $3.0 million in related party accounts payable and other current liabilities and an increase of $0.5 million in prepaid expenses and other current assets, partially offset by a decrease of $1.3 million in accrued expenses and other liabilities and a decrease of $0.5 million in accounts payable. Net non-cash charges primarily comprised of $7.0 million in stock-based compensation expense, partially offset by $0.4 million in net accretion of premiums and discounts on marketable securities.

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

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $14.4 million, which included $90.8 million in purchases of marketable securities, $0.1 million in purchases of property and equipment, partially offset by $76.5 million in proceeds from maturities of marketable securities.

For the three months ended March 31, 2025, net cash provided by investing activities was $42.9 million, which included $87.2 million in proceeds from maturities of marketable securities, partially offset by $44.3 million in purchases of marketable securities.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $40.6 million due to $38.9 million of net proceeds from the ATM offering program and $1.7 million of proceeds from the issuance of shares of common stock in connection with exercises of stock options and employee warrants.

For the three months ended March 31, 2025, no cash was used in or provided by financing activities.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, CMOs and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of March 31, 2026. See Notes 10 and 11 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our headquarters in Menlo Park, California, and our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

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

Our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report. During the three months ended March 31, 2026, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A “Risk Factors” of this Quarterly Report. Please carefully consider all the information in this Quarterly Report, including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) before making an investment decision regarding the Company.

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

To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. For example, most recently, in April 2026, we entered into an underwriting agreement, pursuant to which we issued and sold 9,660,000 shares of common stock for a gross proceeds of $700.4 million before any underwriting discounts and commissions and related issuance expenses. We have granted the underwriters a 30-day option to purchase 1,449,000 additional shares at a price of $72.50 per share, less underwriting discounts and commissions. In addition, in October 2025, we entered into a sales agreement with TD Securities (USA) LLC acting as our sales agent pursuant to which we may issue and sell shares of our common stock from time to time through an at-the-market equity offering program, for aggregate gross proceeds of up to $200.0 million, under which we have sold shares of our common stock resulting in net proceeds of $38.9 million as of March 31, 2026. Previously, in September 2025, we entered into a Securities Purchase Agreement whereby the investors purchased shares of our common stock and pre-funded warrants for aggregate net proceeds of approximately $169.6 million.

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

We may experience a number of events affecting our product development timeline, including the following:

●	Our clinical trials may fail to show safety or efficacy, show meaningful improvement in efficacy or convenience compared to competitors, produce negative or inconclusive results, or our product candidates may have undesirable side effects or unexpected characteristics. We may decide, or regulators may require additional preclinical studies or clinical trials or we may decide to abandon a product development program altogether.

●	The supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient, unsafe or inadequate.

●	Regulators, Institutional Review Boards (“IRBs”), the FDA, or ethics committees may not authorize us or our investigators to commence or conduct a clinical trial at one or more prospective trial sites; or may require that we or our investigators materially modify, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks.

●	We may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data as well as data emerging from other therapies in the same class as our product candidates.

●	The number of subjects required for clinical trials of any product candidates may be larger than we anticipate, especially if regulatory bodies require completion of non-inferiority or superiority trials.

●	Enrollment in our clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate.

●	Trial conduct or data analysis errors may occur, including, but not limited to, failure by investigators or participants to adhere to the study protocol or data entry and/or labeling errors.

●	We may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and/or contract research organizations.

●	Our third-party contractors or clinical trial sites may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators and could potentially complicate the analysis of data or affect our product development timeline.

●	The cost of clinical trials of any of our programs may be greater than we anticipate.

●	Reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs.

●	The FDA or other regulatory authorities may require us to submit additional data or impose other requirements and our product development timeline may be adversely affected.

●	Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings.

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

Our Phase 1 clinical trial of ORKA-002 in healthy volunteers is fully enrolled and remains ongoing for purposes of continued patient follow-up and data collection, and remains blinded. In addition, we commenced a Phase 2 clinical trial of ORKA-002 in patients with moderate-to-severe PsO in February 2026 and plan to initiate a Phase 2 clinical trial of ORKA-002 in hidradenitis suppurativa (“HS”) in the second half of 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K), except as disclosed below.

On February 11, 2026, Arjun Agarwal, our Senior Vice President – Finance and Treasurer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or February 26, 2027, subject to certain conditions. This plan covers the sale of up to (i) 97,965 shares (ii) 100% of net vested RSUs from gross RSU grants of up to 4,375 shares and (iii) 100% of shares purchased pursuant to the ESPP on June 8, 2026 and December 8, 2026.

On February 19, 2026, Carl Dambkowski, a director in our company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 140,000 shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or May 31, 2027, subject to certain conditions.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE

2.1†	Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp., Atlas Merger Sub II, LLC and Oruka Therapeutics, Inc.	8-K	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company, filed September 3, 2024.	8-K	3.5	September 5, 2024
3.2	Amended and Restated Bylaws of the Company.	8-K	3.6	September 5, 2024
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	S-1/A	3.1(b)	May 24, 2013
3.4	Certificate of Elimination of Series A Convertible Preferred Stock, effective August 29, 2024.	8-K	3.8	September 5, 2024
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock.	8-K	3.9	September 5, 2024
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	3.1	September 13, 2024
4.1	Description of Securities.	10-K	4.1	March 6, 2025
4.2	Form of Pre-Funded Warrant, dated August 29, 2024.	10-K	4.3	March 6, 2025
4.3	Form of Pre-Funded Warrant, dated September 13, 2024.	8-K	4.1	September 13, 2024
4.4	Form of Pre-Funded Warrant, dated September 19, 2025.	8-K	4.1	September 22, 2025
4.5	Paruka Warrant, dated December 31, 2024	10-Q	4.5	May 14, 2025
4.6	Paruka Warrant, dated December 12, 2025	10-K	4.6	March 12, 2026
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished. Certain portions of this exhibit (indicated by “***”) have been omitted because they are both (i) not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oruka Therapeutics, Inc.

Date: May 13, 2026	By:	/s/ Lawrence Klein
Lawrence Klein President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Arjun Agarwal
Arjun Agarwal Senior Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)