Form 10-Q
period 2026-06-30
Oruka Therapeutics, Inc.
filed 2026-08-10
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 66,209,699 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$268,470	$46,935
Marketable securities, current	605,094	290,109
Prepaid expenses and other current assets	10,995	6,813
Total current assets	884,559	343,857
Marketable securities, long-term	252,017	142,539
Property and equipment, net	275	288
Operating lease right-of-use assets	2,415	1,830
Other non-current assets	128	103
Total assets	$1,139,394	$488,617
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,950	$4,155
Accrued expenses and other current liabilities	14,349	10,591
Operating lease liability, current	669	619
Related party accounts payable and other current liabilities	—	9
Total current liabilities	22,968	15,374
Operating lease liability, non-current	1,877	1,313
Total liabilities	24,845	16,687
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series B non-voting convertible preferred stock, $0.001 par value; 251,504 shares authorized as of June 30, 2026 and December 31, 2025; 137,138 shares issued and outstanding as of June 30, 2026 and December 31, 2025	2,931	2,931
Common stock, $0.001 par value; 545,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 61,069,887 and 48,722,309 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	61	49
Additional paid-in capital	1,375,443	657,561
Accumulated other comprehensive income (loss)	(1,703)	546
Accumulated deficit	(262,183)	(189,157)
Total stockholders’ equity	1,114,549	471,930
Total liabilities and stockholders’ equity	$1,139,394	$488,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development(1)	$43,257	$24,087	$72,402	$44,012
General and administrative(2)	6,850	4,342	14,139	9,503
Total operating expenses	50,107	28,429	86,541	53,515
Loss from operations	(50,107)	(28,429)	(86,541)	(53,515)
Other income (expense):
Interest income	8,897	3,857	13,503	7,949
Other income (expense), net	4	(2)	12	(7)
Total other income, net	8,901	3,855	13,515	7,942
Net loss	$(41,206)	$(24,574)	$(73,026)	$(45,573)

Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.46)	$(1.04)	$(0.85)
Net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	$(46.22)	$(38.26)	$(86.36)	$(71.23)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,872,318	42,095,951	59,038,131	41,888,906
Weighted-average shares used in computing net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	137,138	137,138	137,138	137,138

(1)	Includes related party amounts of nil and $4,281 for the three months ended June 30, 2026 and June 30, 2025, respectively, and $3,000 and $6,403 for the six months ended June 30, 2026 and June 30, 2025, respectively.

(2)	Includes related party amounts of nil and $12 for the three months ended June 30, 2026 and June 30, 2025, respectively, and $4 and $122 for the six months ended June 30, 2026 and June 30, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(41,206)	$(24,574)	$(73,026)	$(45,573)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(1,223)	(21)	(2,249)	14
Total comprehensive loss	$(42,429)	$(24,595)	$(75,275)	$(45,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances as of December 31, 2025	137,138	$2,931	48,722,309	$49	$657,561	$546	$(189,157)	$471,930
Issuance of common stock upon exercise of stock options and employee warrants	—	—	195,596	—	1,766	—	—	1,766
Issuance of common stock under the at-the-market (“ATM”) offering program, net of commissions	—	—	1,167,895	1	38,901	—	—	38,902
Issuance of common stock upon vesting of restricted stock units	—	—	24,611	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	57,212	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,968	—	—	6,968
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(1,026)	—	(1,026)
Net loss	—	—	—	—	—	—	(31,820)	(31,820)
Balances as of March 31, 2026	137,138	$2,931	50,167,623	$50	$705,196	$(480)	$(220,977)	$486,720
Issuance of common stock under employee stock purchase plan	—	—	12,889	—	337	—	—	337
Issuance of common stock upon exercise of stock options and employee warrants	—	—	397,273	—	4,301	—	—	4,301
Issuance of common stock under the April 2026 Offering, net of offering costs	—	—	9,660,000	10	658,326	—	—	658,336
Issuance of common stock upon vesting of restricted stock units	—	—	24,607	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,180,393	1	(1)	—	—	—
Cancellation of unvested restricted stock awards	—	—	(372,898)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,284	—	—	7,284
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(1,223)	—	(1,223)
Net loss	—	—	—	—	—	—	(41,206)	(41,206)
Balances as of June 30, 2026	137,138	$2,931	61,069,887	$61	$1,375,443	$(1,703)	$(262,183)	$1,114,549

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	137,138	$2,931	37,440,510	$37	$463,018	$(41)	$(83,724)	$382,221
Stock-based compensation expense	—	—	—	—	3,468	—	—	3,468
Unrealized gains (losses) on marketable securities	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(20,999)	(20,999)
Balances as of March 31, 2025	137,138	$2,931	37,440,510	$37	$466,486	$(6)	$(104,723)	$364,725
Issuance of common stock under employee stock purchase plan	—	—	10,235	—	109	—	—	109
Stock-based compensation expense	—	—	—	—	3,403	—	—	3,403
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(24,574)	(24,574)
Balances as of June 30, 2025	137,138	$2,931	37,450,745	$37	$469,998	$(27)	$(129,297)	$343,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(73,026)	$(45,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,252	9,960
Net accretion of premiums and discounts on marketable securities	(1,401)	(3,300)
Non-cash lease expense	292	187
Depreciation expense	86	35
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,182)	(765)
Other non-current assets	(25)	(60)
Accounts payable	3,795	1,202
Accrued expenses and other current liabilities	3,758	232
Operating lease liability	(263)	(29)
Related party accounts payable and other current liabilities	(9)	(5,903)
Net cash used in operating activities	(56,723)	(44,014)
Cash flows from investing activities:
Purchases of property and equipment	(73)	(47)
Purchases of marketable securities	(581,381)	(152,289)
Proceeds from maturities of marketable securities	156,070	200,062
Net cash (used in) provided by investing activities	(425,384)	47,726
Cash flows from financing activities:
Proceeds from April 2026 Offering, net of offering costs	658,336	—
Proceeds from at-the-market offering, net of commissions	38,902	—
Proceeds from issuance of common stock upon exercise of stock options and employee warrants	6,067	—
Proceeds from issuance of common stock under employee stock purchase plan	337	109
Net cash provided by financing activities	703,642	109
Net increase in cash and cash equivalents	221,535	3,821
Cash and cash equivalents at beginning of period	46,935	61,575
Cash and cash equivalents at end of period	$268,470	$65,396
Supplemental disclosures of non-cash activities:
Operating lease liability arising from obtaining operating right-of-use asset	$877	$1,387

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

The results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

Liquidity

As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $1.1 billion and an accumulated deficit of $262.2 million. The Company’s management expects that the existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. Since its inception, the Company has devoted substantially all of its resources to advancing the development of its portfolio of programs, organizing and staffing the Company, business planning, raising capital, and providing general and administrative support for these operations. Current and future programs will require significant research and development efforts, including preclinical and clinical trials, and regulatory approvals to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings and debt financings.

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

Recently Adopted Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the six months ended June 30, 2026 that are of significance or potential significance to the Company.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU refines the scope of the guidance in Topic 815 by expanding the scope exception for certain non-exchange-traded contracts with underlyings based on the operations or activities of one of the parties to the contract and clarifies the accounting for share-based noncash consideration received from a customer under Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied either prospectively or on a modified retrospective basis. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$44,443	$—	$—	$44,443
U.S. treasury securities	—	4,964	—	4,964
U.S. government agency securities	—	3,414	—	3,414
Commercial papers	—	214,126	—	214,126
Total cash equivalents	44,443	222,504	—	266,947
Marketable securities
Marketable securities, current
U.S. treasury securities	—	328,117	—	328,117
U.S. government agency securities	—	30,350	—	30,350
Commercial papers	—	74,473	—	74,473
Corporate debt securities	—	172,154	—	172,154
Total marketable securities, current	—	605,094	—	605,094
Marketable securities, long-term
U.S. treasury securities	—	174,940	—	174,940
Corporate debt securities	—	63,740	—	63,740
U.S. government agency securities	—	13,337	—	13,337
Total marketable securities, long-term	—	252,017	—	252,017
Total cash equivalents and marketable securities	$44,443	$1,079,615	$—	$1,124,058

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2026.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,268	$—	$—	$30,268
Commercial papers	—	14,483	—	14,483
Total cash equivalents	30,268	14,483	—	44,751
Marketable securities
Marketable securities, current
U.S. treasury securities	—	195,915	—	195,915
U.S. government agency securities	—	28,757	—	28,757
Commercial papers	—	21,241	—	21,241
Corporate debt securities	—	44,196	—	44,196
Total marketable securities, current	—	290,109	—	290,109
Marketable securities, long-term
U.S. treasury securities	—	75,730	—	75,730
Corporate debt securities	—	54,998	—	54,998
U.S. government agency securities	—	11,811	—	11,811
Total marketable securities, long-term	—	142,539	—	142,539
Total cash equivalents and marketable securities	$30,268	$447,131	$—	$477,399

The Level 2 assets include U.S. treasury securities, U.S. government agency securities, commercial paper and corporate debt securities, and are measured based on quoted prices in active markets for similar assets, quoted prices in markets that are not active for identical or similar assets, or other inputs that are observable or can be corroborated by observable market data.

4. Cash Equivalents and Marketable Securities

The following tables summarize the cash equivalents and marketable securities, which are classified as available-for-sale as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$44,443	$—	$—	$44,443
U.S. treasury securities	4,964	—	—	4,964
U.S. government agency securities	3,414	—	—	3,414
Commercial papers	214,155	—	(29)	214,126
Total cash equivalents	266,976	—	(29)	266,947
Marketable securities
Marketable securities, current
U.S. treasury securities	328,523	10	(416)	328,117
U.S. government agency securities	30,376	—	(26)	30,350
Commercial papers	74,515	—	(42)	74,473
Corporate debt securities	172,403	1	(250)	172,154
Total marketable securities, current	605,817	11	(734)	605,094
Marketable securities, long-term
U.S. treasury securities	175,685	—	(745)	174,940
Corporate debt securities	63,865	1	(126)	63,740
U.S. government agency securities	13,418	—	(81)	13,337
Total marketable securities, long-term	252,968	1	(952)	252,017
Total cash equivalents and marketable securities	$1,125,761	$12	$(1,715)	$1,124,058

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$30,268	$—	$—	$30,268
Commercial papers	14,484	—	(1)	14,483
Total cash equivalents	44,752	—	(1)	44,751
Marketable securities
Marketable securities, current
U.S. treasury securities	195,607	308	—	195,915
U.S. government agency securities	28,724	33	—	28,757
Commercial papers	21,239	2	—	21,241
Corporate debt securities	44,173	26	(3)	44,196
Total marketable securities, current	289,743	369	(3)	290,109
Marketable securities, long-term
U.S. treasury securities	75,612	118	—	75,730
Corporate debt securities	54,949	55	(6)	54,998
U.S. government agency securities	11,797	14	—	11,811
Total marketable securities, long-term	142,358	187	(6)	142,539
Total cash equivalents and marketable securities	$476,853	$556	$(10)	$477,399

The following table summarizes the available-for-sale securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position, for which an allowance for credit losses was not recorded as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$214,126	$(29)	$—	$—	$214,126	$(29)
Marketable securities
Marketable securities, current
U.S. treasury securities	283,919	(416)	—	—	283,919	(416)
U.S. government agency securities	30,350	(26)	—	—	30,350	(26)
Commercial papers	73,284	(42)	—	—	73,284	(42)
Corporate debt securities	167,279	(250)	—	—	167,279	(250)
Marketable securities, long-term
U.S. treasury securities	174,940	(745)	—	—	174,940	(745)
Corporate debt securities	62,338	(126)	—	—	62,338	(126)
U.S. government agency securities	13,337	(81)	—	—	13,337	(81)
Total	$1,019,573	$(1,715)	$—	$—	$1,019,573	$(1,715)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$14,483	$(1)	$—	$—	$14,483	$(1)
Marketable securities
Marketable securities, current
Corporate debt securities	8,771	(3)	—	—	8,771	(3)
Marketable securities, long-term
Corporate debt securities	6,143	(6)	—	—	6,143	(6)
Total	$29,397	$(10)	$—	$—	$29,397	$(10)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the securities before recovery of the unamortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. Given the Company’s intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	June 30, 2026	December 31, 2025
Due in one year or less	$605,094	$290,109
Due in 1-2 years	252,017	142,539
Total	$857,111	$432,648

5. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development	$11,082	$4,384
Accrued employee compensation and benefits	2,930	5,266
Accrued professional and consulting	337	941
Total	$14,349	$10,591

6. Convertible Preferred Stock and Stockholders’ Equity

Pre-Funded Warrants

In August 2024, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.01 per share. During the three and six months ended June 30, 2026, the Company issued 142,269 and 199,481 shares of common stock, respectively, on net exercises of 142,291 and 199,519 pre-funded warrants, respectively. No pre-funded warrants were exercised during the three or six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, 5,297,664 and 5,497,183 pre-funded warrants, respectively, remain issued and outstanding from the August 2024 issuance.

In September 2024, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.001 per share. During the three and six months ended June 30, 2026, 379,993 shares of common stock were issued on net exercises of 380,000 pre-funded warrants. There were no pre-funded warrants exercised in the three or six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, there were nil and 380,000 pre-funded warrants that remained issued and outstanding from the September 2024 issuance.

In September 2025, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.001 per share. During the three and six months ended June 30, 2026, the Company issued 658,131 shares of common stock on net exercises of 658,142 pre-funded warrants. As of June 30, 2026 and December 31, 2025, 408,524 and 1,066,666 pre-funded warrants, respectively, remain issued and outstanding from the September 2025 issuance.

On issuance, the pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. Collectively, 5,706,188 and 6,943,849 pre-funded warrants were outstanding as of June 30, 2026 and December 31, 2025, respectively.

Employee Warrants

During 2024, employee warrants were issued at an exercise price of $7.80 per warrant to the employees and directors of the Company. These warrants vest over a period of four years. The Company recognizes compensation cost related to warrants on a straight-line basis over the requisite service period, which is the period in which the related services are received. As of June 30, 2026 and December 31, 2025, 2,619,353 and 3,029,510 warrants, respectively, were outstanding.

Convertible Preferred Stock

As of June 30, 2026, Series B preferred stock consisted of the following (in thousands, except share data):

	June 30, 2026
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series B preferred stock	251,504	137,138	$2,931	11,428,149

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Certificate of Designation”), holders of Series B preferred stock are entitled to receive dividends on shares of Series B preferred stock equal to, on an as-if-converted-to common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, Series B preferred stock does not have voting rights. Series B preferred stock shall rank on parity with the Company’s common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series B preferred stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of June 30, 2026, each outstanding share of Series B preferred stock was convertible into common stock at a ratio of approximately 83.3332:1.

Paruka Warrant

On December 31, 2024, the Company settled its 2024 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka Holding LLC (“Paruka”) a warrant to purchase 596,930 shares of the Company’s common stock at an exercise price of $19.39 per share. On December 12, 2025, the Company settled its 2025 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka a warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $30.18 per share. The warrants have a term of 10 years, are fully vested, and are exercisable in part or full at any time during the term of the warrant. As of June 30, 2026 and December 31, 2025, the warrants issued under the Paruka Warrant Obligation are outstanding and unexercised. See Note 7 for additional information on the Paruka Warrant Obligation.

Common Stock

As of June 30, 2026, the Certificate of Incorporation provided for 545,000,000 authorized shares of common stock. As of June 30, 2026, 61,069,887 shares of common stock were issued and outstanding, including 1,786,711 shares of restricted common stock awards (“RSAs”) issued and outstanding.

As of June 30, 2026 and December 31, 2025, the Company had common stock reserved for future issuance as follows:

	June 30, 2026	December 31, 2025
Shares issuable on conversion of Series B preferred stock	11,428,149	11,428,149
Shares issuable upon exercise of pre-funded warrants	5,706,188	6,943,849
Shares issuable upon exercise of warrants under the Paruka Warrant Obligation	971,930	971,930
Outstanding and issued stock options	5,227,356	3,950,958
Outstanding and issued employee warrants	2,619,353	3,029,510
Outstanding and issued restricted stock units	409,922	—
Shares available for grant under 2024 Stock Incentive Plan	5,910,376	4,600,217
Shares available for grant under 2024 Employee Stock Purchase Plan	963,033	975,922
Total shares of common stock reserved	33,236,307	31,900,535

Underwritten Public Offering

In April 2026, the Company entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC, Goldman Sachs & Co. LLC, Stifel, Nicolaus & Company Incorporated, and Guggenheim Securities, LLC, as the representatives of the several underwriters named therein, relating to an underwritten public offering (the “April 2026 Offering”). The Company issued and sold 9,660,000 shares of its common stock, par value $0.001, at a public offering price of $72.50 per share for total net proceeds of $658.3 million (net of combined underwriting discounts and commissions and related issuance expenses of $42.0 million).

ATM Offering

On October 3, 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC (the “Sales Agreement”), as its sales agent, pursuant to which the Company may issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $200.0 million under an at-the-market (“ATM”) equity offering program. The Company is not obligated to make any sales of shares under the Sales Agreement. During the three months ended June 30, 2026, the Company did not issue any shares of common stock pursuant to the ATM program. During the six months ended June 30, 2026, the Company issued and sold an aggregate of 1,167,895 shares of common stock pursuant to the ATM offering program at an average price per share of $33.99 for total net proceeds of $38.9 million after deducting sales agents’ commissions. As of June 30, 2026, and December 31, 2025, an amount of $160.3 million and $200.0 million, respectively, remained available under the ATM program.

7. Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan (“2024 Plan”) was adopted on February 6, 2024. The 2024 Plan provided for the Company to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity incentive stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years. As of June 30, 2026 and December 31, 2025, 1,055,512 and 1,167,826 shares, respectively, were subject to options outstanding under the 2024 Plan and will become available under the 2024 Stock Incentive Plan (defined below) to the extent the options are forfeited or lapse unexercised.

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

As of June 30, 2026, 10,492,142 shares were reserved for issuance under the 2024 Stock Plan, of which 5,910,376 shares were available for future grant and 4,581,766 shares were subject to outstanding options and restricted stock units. As of December 31, 2025, 7,383,349 shares were reserved for issuance under the 2024 Stock Plan, of which 4,600,217 shares were available for future grant and 2,783,132 shares were subject to outstanding options.

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

The Company issued 12,889 shares during the three and six months ended June 30, 2026 and issued 10,235 during the three and six months ended June 30, 2025, out of the ESPP. As of June 30, 2026 and December 31, 2025, there were 963,033 and 975,922 shares of common stock available in the pool for future issuances, respectively.

For the three and six months ended June 30, 2026, stock-based compensation expenses related to the ESPP was $0.1 million and $0.2 million, respectively. For each of the three and six months ended June 30, 2025, stock-based compensation expenses related to the ESPP was less than $0.1 million.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.9	5.9	6.0	6.0
Expected volatility	84.4%	93.4%	87.0%	95.5%
Risk-free interest rate	4.2%	4.1%	4.0%	4.4%
Expected dividend yield	—	—	—	—

Stock Option Activity

The following table summarizes the stock option activities under the 2024 Plan and the 2024 Stock Plan for the six months ended June 30, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2025	3,950,958	$12.61	8.9	$69,966
Granted	1,686,231	$37.69
Exercised	(309,018)	$12.47
Canceled/forfeited	(100,815)	$16.59
Balance as of June 30, 2026	5,227,356	$20.64	8.8	$389,614
Vested and expected to vest, June 30, 2026	5,227,356	$20.64	8.8	$389,614
Exercisable, June 30, 2026	1,404,407	$13.18	8.3	$115,151

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2026 was $28.08 per share.

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on June 30, 2026 and the exercise price of outstanding, in-the-money employee stock options.

The aggregate intrinsic value of the options exercised during the three and six months ended June 30, 2026 was $12.0 million and $13.4 million, respectively. There were no options exercised in the three and six months ended June 30, 2025.

For the three months ended June 30, 2026 and June 30, 2025, stock-based compensation expenses related to stock options was $5.1 million and $2.1 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, stock-based compensation expenses related to stock options was $9.9 million and $4.0 million, respectively.

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

The following table summarizes the RSU activity for the six months ended June 30, 2026:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	460,569	$37.01
Vested	(49,218)	$34.37
Canceled/forfeited	(1,429)	$34.39
Unvested as of June 30, 2026	409,922	$37.34

The fair value of RSUs that vested during the six months ended June 30, 2026 was $2.7 million.

For the three months ended June 30, 2026 and June 30, 2025, stock-based compensation expenses related to RSUs was $1.0 million and nil, respectively. For the six months ended June 30, 2026 and June 30, 2025, stock-based compensation expenses related to RSUs was $2.0 million and nil, respectively.

Restricted Stock Awards

The following table summarizes the restricted stock awards (“RSA”) activity for the six months ended June 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	1,149,589	$—
Granted	—	$—
Vested	(238,831)	$—
Canceled/ forfeited	(372,898)	$—
Unvested balance as of June 30, 2026	537,860	$—

The fair value of RSAs that vested during the three and six months ended June 30, 2026 was $8.6 million and $13.1 million, respectively.

For each of the three and six months ended June 30, 2026 and June 30, 2025, stock-based compensation expenses related to RSAs were less than $0.1 million.

Option Agreements and Paruka Warrant Obligation

As part of the Option Agreements (defined in Note 9 below), the Company granted warrants to purchase a number of shares equal to 1.00% of outstanding shares as of the date of the grant on a fully-diluted basis, or based upon the agreed number of warrants as disclosed in the Warrant Agreement, with an exercise price equal to the fair market value of the underlying shares on the grant date (the “Paruka Warrant Obligation”).

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

For the three months ended June 30, 2026 and 2025, nil and $1.7 million, respectively, was recognized as stock-based compensation expense related to the Paruka Warrant Obligation. For the six months ended June 30, 2026 and 2025, nil and $3.1 million, respectively, was recognized as stock-based compensation expense related to the Paruka Warrant Obligation. As of June 30, 2026 and as of December 31, 2025, the unamortized expense related to the Paruka Warrant Obligation was nil.

Employee Warrants

The following table summarizes the employee warrant activity during the six months ended June 30, 2026:

	Number of Employee Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2025	3,029,510	$7.80	8.5	$68,194
Granted	—	$—
Exercised	(283,851)	$7.80
Canceled/forfeited	(126,306)	$7.80
Balance as of June 30, 2026	2,619,353	$7.80	8.0	$228,853
Vested and expected to vest, June 30, 2026	2,619,353	$7.80	8.0	$228,853
Exercisable, June 30, 2026	1,295,828	$7.80	8.0	$113,216

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as of June 30, 2026 and the exercise price of outstanding, in-the-money warrants.

The aggregate intrinsic value of the employee warrants exercised during the three and six months ended June 30, 2026 was $9.2 million and $12.7 million, respectively. There were no employee warrants exercised in the three and six months ended June 30, 2025.

For the three months ended June 30, 2026 and June 30, 2025, stock-based compensation expenses related to employee warrants was $1.1 million and $1.2 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, stock-based compensation expenses related to employee warrants was $2.2 million and $2.8 million, respectively.

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,913	$3,368	$7,492	$6,371
General and administrative	3,371	1,709	6,760	3,589
Total	$7,284	$5,077	$14,252	$9,960

As of June 30, 2026, total unrecognized stock-based compensation expenses related to the unvested stock options, RSUs, RSAs, employee warrants, and ESPP was $88.5 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes the award types of the Company’s stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Paruka Warrant Obligation	$—	$1,674	$—	$3,089
Employee warrants	1,107	1,238	2,235	2,789
Stock options	5,142	2,130	9,879	4,019
Restricted stock units	952	—	1,970	—
Employee stock purchase plan	83	35	168	63
Total	$7,284	$5,077	$14,252	$9,960

8. Segment Disclosures

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of June 30, 2026 and December 31, 2025 all long-lived assets were in the U.S.

The following table summarizes the segment loss from operations, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development personnel-related (excluding stock-based compensation)	$6,786	$3,301	$12,863	$5,764
General and administrative personnel-related (excluding stock-based compensation)	2,121	1,717	4,238	3,411
Research and development stock-based compensation	3,913	3,368	7,492	6,371
General and administrative stock-based compensation	3,371	1,709	6,760	3,589
External research and development	30,924	16,416	49,253	30,026
Other research and development	1,634	1,002	2,794	1,851
General and administrative, excluding personnel-related and stock-based compensation	1,358	916	3,141	2,503
Total operating expenses	50,107	28,429	86,541	53,515
Loss from operations	$(50,107)	$(28,429)	$(86,541)	$(53,515)

9. Option Agreements and License Agreements

Option Agreements – Paragon Therapeutics

In March 2024, the Company entered into two antibody discovery and option agreements (the “Option Agreements”) with Paragon Therapeutics, Inc. (“Paragon”) and Paruka. Under the terms of each agreement, Paragon identified, evaluated, and developed antibodies directed against certain mutually agreed therapeutic targets of interest to the Company, including for IL-23 and IL-17A/F for ORKA-001 and ORKA-002, respectively.

In December 2025, the Company entered into an additional option agreement for an antibody with Paragon and Paruka to enter into a license agreement, which the Company exercised in December 2025. Per the terms of this option agreement, once the Company enters into the corresponding license agreement, it will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under the agreement upon the achievement of certain clinical development milestones, up to $10.0 million under the agreement upon the achievement of a certain regulatory milestone, as well as a low single-digit percentage royalty for antibody products beginning on the first commercial sale. As of June 30, 2026, the Company has not entered into a license agreement with Paragon and Paruka related to this additional option agreement.

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

License Agreements – Paragon Therapeutics

In September 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-001, and in December 2024, it entered into a corresponding license agreement with Paragon (the “ORKA-001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize, or otherwise exploit certain antibodies and products targeting IL-23 in all fields other than the field of inflammatory bowel disease (“ORKA-001 Field”). In December 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-002, and in February 2025, it entered into the corresponding license agreement with Paragon (the “ORKA-002 License Agreement” and together with the ORKA-001 License Agreement, the “License Agreements”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize, or otherwise exploit certain antibodies and products targeting IL-17A/F in all fields (“ORKA-002 Field” and together with ORKA-001 Field, the “Fields”). Pursuant to each of the two License Agreements, Paragon has agreed not to conduct any new campaigns that generate anti-IL-23 monospecific antibodies or anti-IL-17A/F monospecific antibodies in the respective agreed-upon Fields for five years. Each of the License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law. In May 2026, the Company amended its ORKA-001 License Agreement with Paragon, to expand the definition of ORKA-001 Field to include inflammatory bowel disease. The amendment expands the definition of ORKA-001 Field to encompass all therapeutic, prophylactic, palliative and diagnostic uses, subject to the restriction that the Company will not dose a human patient in a clinical trial of ORKA-001 for inflammatory bowel disease as part of a combination until June 1, 2028 or as a monotherapy until June 1, 2030 (the “Monotherapy Dosing Restriction”). In the event the Company or a licensee of Paragon’s retained rights under the ORKA-001 License Agreement consummates a material transaction, including a change of control of the Company or such licensee, then any remaining restrictions outside of the initial definition of ORKA-001 Field set forth in the Monotherapy Dosing Restriction shall remain in effect only until June 1, 2028.

Pursuant to the terms of each of the License Agreements, the Company is obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, the Company is obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001 and ORKA-002. For each of the License Agreements, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program. Each of the License Agreements may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law. During the six months ended June 30, 2026, the Company incurred and expensed a milestone of $3.0 million related to the dosing of the first patient in a Phase 2 trial for the ORKA-002 License Agreement. As of June 30, 2026, the Company has incurred and expensed milestone payments of $7.0 million in connection with each of the ORKA-001 License Agreement and the ORKA-002 License Agreement. As of December 31, 2025, the Company had incurred and expensed milestone payments of $7.0 million and $4.0 million for the ORKA-001 License Agreement and the ORKA-002 License Agreement, respectively. These costs were recorded as research and development expenses in the accompanying condensed consolidated statements of operations.

As of each of June 30, 2026 and December 31, 2025, the Company had no related party accounts payable and other current liabilities related to the ORKA-001 License Agreement or the ORKA-002 License Agreement.

For the three months ended June 30, 2026 and 2025, the Company recognized nil and $4.2 million, respectively, of expenses in connection with milestone payable and services provided by Paragon and Paruka under the Option and License Agreements. For the six months ended June 30, 2026 and 2025, the Company recognized $3.0 million and $5.7 million, respectively, of expenses in connection with milestone payable and services provided by Paragon and Paruka under the Option and License Agreements.

10. Commitments and Contingencies

Leases

In April 2024, the Company entered into an operating lease agreement for the Company’s headquarters in Menlo Park, California, which commenced on June 15, 2024 with an initial term of 39.5 months. In June 2026, the Company amended its Menlo Park headquarters lease to extend the lease term by 24 months and add additional leased office space. The extension of the lease term was accounted for as a remeasurement of the operating lease, resulting in an increase to the related operating lease right-of-use asset and lease liability of $0.9 million. The additional leased office space is expected to commence in September 2026.

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

For the three months ended June 30, 2026 and 2025, the Company recorded operating and variable lease expenses of $0.2 million and $0.3 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recorded operating and variable lease expenses of $0.5 million and $0.4 million, respectively.

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

Six Months Ended June 30, 2026
Cash paid for amounts included in the measurement of lease liabilities	$382

The following table summarizes a maturity analysis of the Company’s net operating lease liabilities showing the aggregate lease payments as of June 30, 2026 (in thousands):

Year ending December 31,	Amount(1)
2026 (remainder of the year)	$442
2027	898
2028	924
2029	708
Total undiscounted lease payments	2,972
Less: imputed interest	(426)
Total discounted lease payments	2,546
Less: current portion of lease liability	(669)
Non-current portion of lease liability	$1,877

(1)	Lease payments exclude $0.6 million of legally binding minimum lease payments for the leases signed but not yet commenced as part of the additional leased space for the Menlo Park office.

Cell Line License Agreement

In March 2024, the Company entered into the Cell Line License Agreement (the “Cell Line License Agreement”) with WuXi Biologics Ireland Limited (“WuXi Ireland”). Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Ireland’s know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell and import certain therapeutic products produced through the use of the cell line licensed by WuXi Ireland under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used in certain manufacturing activities in support of the ORKA-001 and ORKA-002 programs.

In consideration for the license, the Company agreed to pay WuXi Ireland a non-refundable license fee of $150,000, which was recognized as a research and development expense during the period from February 6, 2024 (inception) to December 31, 2024. Additionally, to the extent that the Company manufactures its commercial supplies of bulk drug product with a manufacturer other than WuXi Ireland or its affiliates, the Company is required to make royalty payments to WuXi Ireland at a rate of less than one percent of net sales of WuXi Biologics Licensed Products manufactured by the third-party manufacturer. Pursuant to an amendment to the Cell Line License Agreement effective in November 2024, a provision was added that permits the royalties owed under the agreement to be bought out on a product-by-product basis for a lump-sum payment.

The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon six months’ prior written notice and its payment of all undisputed amounts due to WuXi Ireland through the effective date of termination, (ii) by WuXi Ireland for a material breach by the Company that remains uncured for 60 days after written notice, (iii) by WuXi Ireland if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure, or (iv) by either party upon the other party’s bankruptcy.

Halozyme Agreement

In May 2026, the Company and Halozyme Hypercon, Inc. (“Halozyme”) entered into a global exclusive collaboration and license agreement (“Halozyme License Agreement”). Under the Halozyme License Agreement, the Company has licensed Halozyme’s HyperconTM technology for IL-23p19 in psoriatic disease and up to one additional target. HyperconTM is an innovative microparticle technology that allows for hyperconcentration of drugs and biologics, reducing injection volume for a given dose and supporting more convenient, patient-friendly administration. Pursuant to the terms of the Halozyme License Agreement, the Company is obligated to pay Halozyme a non-refundable upfront payment of $5.0 million, milestone payments of up to $21.5 million upon the achievement of certain clinical and regulatory milestones, and up to $150.0 million upon the achievement of certain sales milestones, along with reimbursement of the costs to be incurred in the development of the licensed products. In addition, the Company is obligated to pay mid-single digit royalties on net sales of products developed using HyperconTM technology. During the three and six months ended June 30, 2026, the Company paid and expensed the non-refundable upfront payment of $5.0 million as research and development expenses in the accompanying condensed consolidated statements of operations.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

11. Net Loss Per Share

The following table summarizes the basic and diluted net loss per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Net Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Net Loss Per Share, Basic and Diluted
Common Stock	$(34,868)	62,872,318	$(0.55)	$(19,327)	42,095,951	$(0.46)
Series B preferred stock(1)	(6,338)	137,138	$(46.22)	(5,247)	137,138	$(38.26)
Net loss	$(41,206)			$(24,574)

(1)	The weighted-average number of shares of as-converted Series B preferred stock used in the loss allocation was 11,428,149 for the three months ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(61,183)	59,038,131	$(1.04)	$(35,805)	41,888,906	$(0.85)
Series B Preferred Stock(1)	(11,843)	137,138	$(86.36)	(9,768)	137,138	$(71.23)
Net loss	$(73,026)			$(45,573)

(1)	The weighted-average number of shares of as-converted Series B preferred stock used in the loss allocation was 11,428,149 for the six months ended June 30, 2026 and 2025.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to stockholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding employee warrants to purchase common stock	2,619,353	3,054,358	2,619,353	3,054,358
Outstanding unvested restricted stock awards	537,860	1,493,010	537,860	1,493,010
Outstanding and issued common stock options	5,227,356	3,668,560	5,227,356	3,668,560
Outstanding unvested restricted stock units	409,922	—	409,922	—
Outstanding and issued warrant to Paruka	971,930	596,930	971,930	596,930
Total	9,766,421	8,812,858	9,766,421	8,812,858

12. Related Party Transactions

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

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Paragon reimbursable patent expenses	$—	$9
Total	$—	$9

13. Subsequent Events

On July 1, 2026, at the request of the stockholder, 42,641 shares of Series B preferred stock were converted into 3,553,410 shares of the Company’s common stock. After the conversion, 94,497 shares of Series B preferred stock remain outstanding and are convertible into 7,874,739 shares of Company’s common stock.

In July 2026, the Company issued and sold an aggregate of 1,499,500 shares of Company’s common stock pursuant to the ATM offering program at an average price per share of $83.35 for total net proceeds of $122.5 million after deducting sales agents’ commissions. After this issuance, an amount of $35.3 million remains available under the ATM offering program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”) and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, hopes, beliefs, strategies or projections regarding the future of our pipeline and business and words such as “may,” “will,”, “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend” and variations of such words and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Oruka Therapeutics, Inc.,” and “Oruka,” refers to Oruka Therapeutics, Inc. and its consolidated subsidiary, Oruka Therapeutics Operating Company LLC, taken as a whole.

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

Our lead program, ORKA-001, is designed to target the p19 subunit of interleukin-23 (“IL-23p19”) for the treatment of PsO. Our co-lead program, ORKA-002, is designed to target interleukin-17A and interleukin-17F (“IL-17A/F”) for the treatment of PsO, hidradenitis suppurativa (“HS”), psoriatic arthritis (“PsA”), and other conditions. These programs each bind their respective targets at high affinity and incorporate half-life extension technology with the aim to increase exposure and decrease dosing frequency. We are also developing ORKA-004, a novel, extended half-life antibody designed to target TNF-like ligand 1A (“TL1A”), which we plan to pursue in combination with ORKA-001 and ORKA-002 in a variety of diseases. We believe that our focused strategy, differentiated portfolio, and deep expertise position us to set a new treatment standard in large I&I markets with continued unmet need.

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

Since our inception, we have incurred significant losses and negative cash flows from our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. As of June 30, 2026, we had an accumulated deficit of $262.2 million. For the three and six months ended June 30, 2026, we had net losses of $41.2 million and $73.0 million, respectively, and we used net cash of $56.7 million for our operating activities during the six months ended June 30, 2026.

We had cash, cash equivalents, and marketable securities of $1.1 billion as of June 30, 2026. In addition, in July 2026, we sold 1,499,500 shares of our common stock pursuant to our existing ATM offering program for net proceeds of $122.5 million, after deducting sales agents’ commissions. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

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

We initiated a Phase 1 trial of ORKA-001 in the fourth quarter of 2024. In September 2025, we announced interim results and updated those results in April 2026. The data showed that ORKA-001 has a human half-life of approximately 100 days and was well tolerated at all dose levels, with a favorable safety profile consistent with the anti-IL-23 class. The Phase 1 trial data support that a single 600 mg dose maintained ORKA-001 concentrations well above effective trough levels through Week 52, the last timepoint evaluated, with sustained inhibition of IL-23 pathway signaling observed throughout that time period.

In the third quarter of 2025, we commenced dosing in a Phase 2a clinical trial of ORKA-001 in patients with moderate-to-severe PsO (also known as “EVERLAST-A”). EVERLAST-A enrolled 84 patients randomized 3:1 to receive 600 mg of ORKA-001 at Weeks 0 and 4 or matching placebo. At Week 28, patients who achieved PASI 100 were randomized 2:1 to an arm where either (1) they do not receive another dose until disease recurrence (to evaluate the possibility of both yearly dosing and extended off-treatment remissions) or (2) they receive 300 mg ORKA-001 every six months. In April 2026, we presented Week 16 data for all EVERLAST-A patients, showing that 40 of 63 participants (63.5%) treated with ORKA-001 achieved the primary endpoint of PASI 100, representing a 100% reduction from baseline in the Psoriasis Area and Severity Index (“PASI”), with identical results observed for Investigator’s Global Assessment (“IGA”) 0. Other key secondary endpoints included PASI 90 at Week 16, achieved by 83% of participants, and IGA 0/1 at Week 16, achieved by 84% of participants. ORKA-001 was observed as well tolerated with a safety profile consistent with prior IL-23p19 inhibitors. There were no serious treatment-emergent adverse events (“TEAEs”) and only one severe TEAE, which occurred in the placebo group. Additionally, there were no injection site reactions. Eligible patients initially randomized to ORKA-001 have the option to transition to the open-label extension study of ORKA-001 at Week 52, and eligible patients initially randomized to placebo have the option to transition to the open-label extension study at Week 28. We plan to share Week 28 data from all patients at the end of the third quarter of 2026. We also plan to announce Week 52 data from all patients by the end of 2026.

Additionally, we commenced dosing in a Phase 2b clinical trial of ORKA-001 in patients with moderate-to-severe PsO (also known as “EVERLAST-B”) in December 2025. EVERLAST-B enrolled 187 patients and is designed to evaluate three dose levels of ORKA-001: 37.5 mg at Week 0, 300 mg at Weeks 0 and 4, and 600 mg at Weeks 0 and 4, versus placebo. The primary endpoint is PASI 100 at Week 16. Building on EVERLAST-A, this design is intended to further test the potential for ORKA-001 to achieve yearly dosing, higher efficacy and extended off-treatment remissions. At Week 28, patients who have achieved PASI 100 will be re-randomized 1:1 to either a 600 mg dose once yearly or placebo. Patients who have not achieved PASI 100 at Week 28 will receive a 300 mg dose every six months. Eligible patients initially randomized to placebo have the option to roll over into the open-label extension study of ORKA-001 at Week 28. We expect to announce Week 16 data from EVERLAST-B in the fourth quarter of 2026.

In addition, we expect to initiate the ORKA-001 Phase 3 program in the first half of 2027.

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

In January 2026, we announced interim findings from the Phase 1 trial of ORKA-002 in healthy volunteers. The results showed that ORKA-002 has a half-life of approximately 75-80 days, which supports the potential for twice-yearly maintenance dosing in PsO and quarterly maintenance dosing in HS. Single doses of ORKA-002 demonstrated potent and sustained inhibition of IL-17 signaling in an ex vivo assay through 24 weeks. The data supports that ORKA-002 was well tolerated at all dose levels, with a favorable safety profile consistent with the anti-IL-17 class. The trial remains blinded, and as of January 6, 2026, which was the data cutoff date, all subjects remained on trial.

Based on these Phase 1 results, we initiated ORCA-SURGE, a Phase 2 trial of ORKA-002 in patients with moderate-to-severe PsO, in February 2026. ORCA-SURGE is designed to enroll approximately 160 patients randomized 1:1:1:1 to receive 40 mg, 160 mg or 320 mg of ORKA-002 at Weeks 0 and 4, or matching placebo. The primary endpoint is PASI 100 at Week 16. Maintenance dosing will evaluate the potential for twice-yearly dosing with ORKA-002. We expect to announce data from ORCA-SURGE in the first quarter of 2027.

In addition, we initiated ORCA-SPLASH, a Phase 2 trial of ORKA-002 in patients with moderate-to-severe HS. ORCA-SPLASH is designed to enroll approximately 160 patients. Patients will be randomized 1:1 to receive 320 mg of ORKA-002 or placebo at Week 0, Week 4, Week 8, and Week 12. The primary endpoint is HiSCR75 (Hidradenitis Suppurativa Clinical Response 75) at Week 16. Participants then enter an open-label maintenance period evaluating 320 mg of ORKA-002 every 12 weeks.

ORKA-004 and Additional Pipeline Program

ORKA-004 is a novel, subcutaneously administered, extended half-life mAb designed to target TL1A. We anticipate initiating clinical development of ORKA-004 in the fourth quarter of 2026. We plan to pursue ORKA-004 in combination with ORKA-001 and ORKA-002, with Phase 2 combination trials planned to begin in 2027.

In addition, we have a fourth program, ORKA-003, designed to target an undisclosed pathway. These additional programs provide the potential for indication expansion beyond PsO while maintaining our strategic focus in I&I diseases, and especially inflammatory dermatology conditions.

Option Agreements and License Agreements – Paragon Therapeutics

In March 2024, we entered into two Antibody Discovery and Option Agreements with Paragon and Paruka (each, an “Option Agreement”), pursuant to which we initiated certain research programs with Paragon focusing on discovering, generating, identifying and/or characterizing antibodies directed to a particular target, including for IL-23 and IL-17A/F for ORKA-001 and ORKA-002, respectively. In September 2024, we exercised our exclusive option to acquire certain rights to ORKA-001, and in December 2024, we entered into a corresponding license agreement with Paragon pursuant to which Paragon granted us a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-23 in all fields other than the field of inflammatory bowel disease. In December 2024, we exercised our exclusive option to acquire certain rights to ORKA-002, and in February 2025, we entered into the corresponding license agreement with Paragon pursuant to which Paragon granted us a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting IL-17A/F in all fields (collectively, the “License Agreements”). In May 2026, we amended our ORKA-001 License Agreement with Paragon to expand the definition of “ORKA-001 Field” to include inflammatory bowel disease. The amendment expands the definition of ORKA-001 Field to encompass all therapeutic, prophylactic, palliative and diagnostic uses, subject to the restriction that we will not dose a human patient in a clinical trial of ORKA-001 for inflammatory bowel disease as part of a combination until June 1, 2028 or as a monotherapy until June 1, 2030 (the “Monotherapy Dosing Restriction”). In the event we or a licensee of Paragon’s retained rights under the ORKA-001 License Agreement consummates a material transaction, including a change of control of the Company or such licensee, then any remaining restrictions outside of the initial definition of ORKA-001 Field set forth in the Monotherapy Dosing Restriction shall remain in effect only until June 1, 2028.

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

In December 2025, we entered into an additional option agreement for an antibody with Paragon and Paruka to enter into a license agreement, which we exercised in December 2025. Per the terms of this option agreement, once we enter into the corresponding license agreement, we will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under the agreement upon the achievement of certain clinical development milestones, up to $10.0 million under the agreement upon the achievement of a certain regulatory milestone, as well as a low single-digit percentage royalty for antibody products beginning on the first commercial sale. As of June 30, 2026, we have not entered into a license agreement with Paragon and Paruka related to this additional option agreement.

During the three and six months ended June 30, 2026, we incurred and expensed a milestone of nil and $3.0 million for the ORKA-002 License Agreement, respectively. Pursuant to the License Agreements, as of June 30, 2026, we have incurred and expensed milestone payments of $7.0 million for each of ORKA-001 and ORKA-002.

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

We expense research and development costs as incurred. Non-refundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered. Our primary focus since inception has been the identification and development of our pipeline programs. Our research and development expenses primarily consist of external costs. See Note 9 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further details on the Option Agreements and License Agreements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses
Research and development(1)	$43,257	$24,087	$19,170	80%
General and administrative(2)	6,850	4,342	2,508	58%
Total operating expenses	50,107	28,429	21,678	76%
Loss from operations	(50,107)	(28,429)	(21,678)	76%
Other income (expense)
Interest income	8,897	3,857	5,040	131%
Other income (expense), net	4	(2)	6	*
Total other income, net	8,901	3,855	5,046	131%
Net loss	$(41,206)	$(24,574)	$(16,632)	68%

*	Percentage not meaningful

(1)	Includes related party amounts of nil and $4,281 for the three months ended June 30, 2026 and 2025, respectively.

(2)	Includes related party amounts of nil and $12 for the three months ended June 30, 2026 and 2025, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
External research and development expenses	$30,924	$16,416	$14,508	88%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	6,786	3,301	3,485	106%
Stock-based compensation	3,913	3,368	545	16%
Other	1,634	1,002	632	63%
Total research and development expenses	$43,257	$24,087	$19,170	80%

Research and development expenses increased by $19.2 million, from $24.1 million for the three months ended June 30, 2025 to $43.3 million for the three months ended June 30, 2026.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $14.5 million, from $16.4 million for the three months ended June 30, 2025 to $30.9 million for the three months ended June 30, 2026. The increase is primarily related to increased CRO expenses related to our ongoing clinical trials, a $5.0 million expense related to a non-refundable upfront payment made to Halozyme Hypercon, Inc. (“Halozyme”) pursuant to our collaboration and license agreement, and increased CMO product development and manufacturing expenses. These increases were partially offset by the absence of a $2.5 million milestone pursuant to ORKA-002 License Agreement with Paragon related to dosing of the first patient in a Phase 1 trial during the prior year.

Personnel-related expenses, excluding stock-based compensation, increased by $3.5 million, from $3.3 million for the three months ended June 30, 2025 to $6.8 million for the three months ended June 30, 2026. This increase was primarily attributable to the growth in our research and development headcount to support our growing portfolio of clinical trials. Stock-based compensation expense increased by $0.5 million, from $3.4 million for the three months ended June 30, 2025 to $3.9 million for the three months ended June 30, 2026. The increase in stock-based compensation expense is primarily related to a $2.2 million increase related to employee awards due to an increase in research and development headcount, partially offset by a $1.7 million decrease due to the absence of expense related to the Paruka warrant liability under the Option Agreements, which was recorded in the prior year.

Other research and development expenses increased by $0.6 million, from $1.0 million for the three months ended June 30, 2025 to $1.6 million for the three months ended June 30, 2026, primarily due to an increase in our research and development employee count.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Personnel-related (including stock-based compensation)	$5,492	$3,426	$2,066	60%
Professional and consulting services	1,208	758	450	59%
Other	150	158	(8)	(5)%
Total general and administrative expenses	$6,850	$4,342	$2,508	58%

General and administrative expenses increased by $2.5 million, from $4.3 million for the three months ended June 30, 2025 to $6.9 million for the three months ended June 30, 2026.

Personnel-related expenses, including stock-based compensation, increased by $2.1 million, from $3.4 million for the three months ended June 30, 2025 to $5.5 million for the three months ended June 30, 2026. This increase was primarily attributable to a $1.7 million increase in stock-based compensation expense due to additional equity awards issued to existing employees and new equity awards granted to new hires, and an increase in headcount to support our growing operations as a public company.

Expenses related to professional and consulting services increased by $0.5 million, from $0.8 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026, due to higher spending on legal and other professional services to support our growing operations as a public company.

Other general and administrative expenses remained relatively consistent year over year.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $8.9 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to interest earned on higher cash and marketable securities balances.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses
Research and development(1)	$72,402	$44,012	$28,390	65%
General and administrative(2)	14,139	9,503	4,636	49%
Total operating expenses	86,541	53,515	33,026	62%
Loss from operations	(86,541)	(53,515)	(33,026)	62%
Other income (expense)
Interest income	13,503	7,949	5,554	70%
Other income (expense), net	12	(7)	19	*
Total other income, net	13,515	7,942	5,573	70%
Net loss	$(73,026)	$(45,573)	$(27,453)	60%

*	Percentage not meaningful

(1)	Includes related party amounts of $3,000 and $6,403 for the six months ended June 30, 2026 and 2025, respectively.

(2)	Includes related party amounts of $4 and $122 for the six months ended June 30, 2026 and 2025, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
External research and development expenses	$49,253	$30,026	$19,227	64%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	12,863	5,764	7,099	123%
Stock-based compensation	7,492	6,371	1,121	18%
Other	2,794	1,851	943	51%
Total research and development expenses	$72,402	$44,012	$28,390	65%

Research and development expenses increased by $28.4 million, from $44.0 million for the six months ended June 30, 2025 to $72.4 million for the six months ended June 30, 2026.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $19.2 million, from $30.0 million for the six months ended June 30, 2025 to $49.3 million for the six months ended June 30, 2026. The increase is primarily related to an increase in our CRO expenses related to our ongoing clinical trials and a $5.0 million expense related to a non-refundable upfront payment made to Halozyme pursuant to our collaboration and license agreement. These increases were partially offset by lower research related expenses incurred during the current year.

Personnel-related expenses, excluding stock-based compensation, increased by $7.1 million, from $5.8 million for the six months ended June 30, 2025 to $12.9 million for the six months ended June 30, 2026. This increase was primarily attributable to the growth in our research and development headcount to support our growing portfolio of clinical trials. Stock-based compensation expense increased by $1.1 million, from $6.4 million for the six months ended June 30, 2025 to $7.5 million for the six months ended June 30, 2026. The increase in stock-based compensation expense is primarily related to a $4.2 million increase related to employee awards due to an increase in research and development headcount, partially offset by a $3.1 million decrease due to the absence of expense related to the Paruka warrant liability under the Option Agreements, which was recorded in the prior year.

Other research and development expenses increased by $0.9 million, from $1.9 million for the six months ended June 30, 2025 to $2.8 million for the six months ended June 30, 2026, primarily due to an increase in our research and development employee count.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Personnel-related (including stock-based compensation)	$10,998	$7,000	$3,998	57%
Professional and consulting services	2,796	2,120	676	32%
Other	345	383	(38)	(10)%
Total general and administrative expenses	$14,139	$9,503	$4,636	49%

General and administrative expenses increased by $4.6 million, from $9.5 million for the six months ended June 30, 2025 to $14.1 million for the six months ended June 30, 2026.

Personnel-related expenses, including stock-based compensation, increased by $4.0 million, from $7.0 million for the six months ended June 30, 2025 to $11.0 million for the six months ended June 30, 2026. This increase was primarily attributable to a $3.2 million increase in stock-based compensation expense due to additional equity awards issued to existing employees and new equity awards granted to new hires, and an increase in cash personnel costs due to additional headcount to support our growing operations as a public company.

Expenses related to professional and consulting services increased by $0.7 million, from $2.1 million for the six months ended June 30, 2025 to $2.8 million for the six months ended June 30, 2026, due to higher spending on legal and other professional services to support our growing operations as a public company.

Other general and administrative expenses remained relatively consistent year over year.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $13.5 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to interest earned on higher cash and marketable securities balances.

Liquidity and Capital Resources

As of June 30, 2026, we had $1.1 billion of cash, cash equivalents, and marketable securities.

Since our inception, we have incurred significant operating losses and negative cash flow from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical and clinical development of our programs and our early-stage research activities. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. Through June 30, 2026, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, a convertible note, and pre-funded warrants.

In October 2025, we entered into a Sales Agreement with TD Securities (USA) LLC (the “Sales Agreement”), as our sales agent, pursuant to which we may issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $200.0 million under an at-the-market (“ATM”) equity offering program. We are not obligated to make any sales of shares under the Sales Agreement. During the three months ended March 31, 2026, we issued and sold an aggregate of 1,167,895 shares of the Company’s common stock pursuant to the ATM offering program for total net proceeds of $38.9 million after deducting sales agents’ commissions. In addition, in July 2026, we sold 1,499,500 shares of our common stock pursuant to the ATM offering program for net proceeds of $122.5 million, after deducting sales agents’ commissions. In April 2026, we sold 9,660,000 shares of our common stock in an underwritten public offering for net proceeds of $658.3 million, after deducting underwriting discounts and commissions and related issuance expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(56,723)	$(44,014)
Net cash (used in) provided by investing activities	(425,384)	47,726
Net cash provided by financing activities	703,642	109
Net increase in cash and cash equivalents	$221,535	$3,821

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $56.7 million, which was primarily attributable to a net loss of $73.0 million, partially offset by net non-cash charges of $13.2 million and net cash provided by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities were primarily comprised of an increase of $3.8 million in accounts payable and an increase of $3.8 million in accrued expenses and other liabilities, partially offset by an increase of $4.2 million in prepaid expenses and other current assets and a decrease of $0.3 million in operating lease liability. Net non-cash charges primarily comprised of $14.3 million in stock-based compensation expense, partially offset by $1.4 million in net accretion of premiums and discounts on marketable securities.

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

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $425.4 million, which included $581.4 million in purchases of marketable securities, $0.1 million in purchases of property and equipment, partially offset by $156.1 million in proceeds from maturities of marketable securities.

For the six months ended June 30, 2025, net cash provided by investing activities was $47.7 million, which included $200.1 million in proceeds from maturities of marketable securities, partially offset by $152.3 million in purchases of marketable securities.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $703.6 million due to $658.3 million of net proceeds from the April 2026 underwritten public offering, $38.9 million of net proceeds from the ATM offering program, $6.1 million of proceeds from the issuance of shares of common stock in connection with exercises of stock options and employee warrants, and $0.3 million of proceeds from the issuance of common stock under the employee stock purchase plan.

For the six months ended June 30, 2025, net cash provided by financing activities was $0.1 million due to proceeds from the issuance of shares of common stock in connection with purchases under our employee stock purchase plan.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, CMOs and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2026. See Notes 9 and 10 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our headquarters in Menlo Park, California, and our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

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

Our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report. During the three months ended June 30, 2026, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

Our third-party manufacturing partners and manufacturing sites may fail to perform adequately in their efforts to support the manufacture of our product candidates and we may need to switch or create third-party manufacturer redundancies, which could result in delays to our development timeline and increase our costs.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates enter advanced clinical trials. It may be several years, if ever, before we complete pivotal clinical trials or have a product candidate approved for commercialization. We expect to invest significant funds in the research and development of our programs to determine the potential to advance product candidates to regulatory approval. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of approved markets, and our ability to achieve sufficient market acceptance, pricing, coverage and adequate reimbursement from third-party payors, and adequate market share for our products. However, even if we obtain adequate market share for our products, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

●	continue the clinical development of our product candidates, including advancing our product candidates into larger, more expensive trials;

●	progress our chemistry, manufacturing and control development, registration, and validation, including increasing volumes manufactured by third parties;

●	continue efforts to discover and develop new product candidates, including initiating preclinical studies or clinical trials;

●	seek regulatory and marketing approvals and reimbursement for our product candidates;

●	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;

●	make milestone, royalty, or other payments under third-party license agreements;

●	seek to maintain, protect, and expand our intellectual property portfolio; and

●	experience any delays or encounter issues with the development and potential regulatory approval of our product candidates such as safety issues, manufacturing delays, clinical trial delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support marketing approval.

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

To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. For example, most recently, in April 2026, we entered into an underwriting agreement, pursuant to which we issued and sold 9,660,000 shares of common stock for net proceeds of $658.3 million, after deducting underwriting discounts and commissions and related issuance expenses. In addition, in October 2025, we entered into a sales agreement with TD Securities (USA) LLC acting as our sales agent pursuant to which we may issue and sell shares of our common stock from time to time through an at-the-market equity offering program, for aggregate gross proceeds of up to $200.0 million, under which we have sold shares of our common stock resulting in net proceeds of $161.4 million as of July 31, 2026. Previously, in September 2025, we entered into a Securities Purchase Agreement whereby the investors purchased shares of our common stock and pre-funded warrants for aggregate net proceeds of approximately $169.6 million.

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

We may experience a number of events affecting our product development timeline, including the following:

●	Our clinical trials may fail to show safety or efficacy, show meaningful improvement in efficacy or convenience compared to competitors, produce negative or inconclusive results, or our product candidates may have undesirable side effects or unexpected characteristics. We may decide, or regulators may require additional preclinical studies or clinical trials or we may decide to abandon a product development program altogether.

●	The supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient, unsafe or inadequate.

●	Regulators, Institutional Review Boards (“IRBs”), the FDA, or ethics committees may not authorize us or our investigators to commence or conduct a clinical trial at one or more prospective trial sites; or may require that we or our investigators materially modify, suspend, or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks.

●	We may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data as well as data emerging from other therapies in the same class as our product candidates.

●	The number of subjects required for clinical trials of any product candidates may be larger than we anticipate, especially if regulatory bodies require completion of non-inferiority or superiority trials.

●	Enrollment in our clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate.

●	Trial conduct or data analysis errors may occur, including, but not limited to, failure by investigators or participants to adhere to the study protocol or data entry and/or labeling errors.

●	We may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and/or contract research organizations.

●	Our third-party contractors or clinical trial sites may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators and could potentially complicate the analysis of data or affect our product development timeline.

●	The cost of clinical trials of any of our programs may be greater than we anticipate.

●	Reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs.

●	The FDA or other regulatory authorities may require us to submit additional data or impose other requirements and our product development timeline may be adversely affected.

●	Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired, or may require labeling that includes significant use or distribution restrictions or safety warnings.

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

Our future success is substantially dependent on our ability to develop and timely obtain marketing approval for, and then successfully commercialize, our two most advanced programs, ORKA-001 and ORKA-002. We are investing the majority of our efforts and financial resources into the research and development of these programs. Our Phase 1 clinical trial of ORKA-001 in healthy volunteers is fully enrolled and is ongoing for purposes of continued patient follow-up and data collection. Our Phase 2a and Phase 2b clinical trials of ORKA-001 in patients with moderate-to-severe psoriasis (“PsO”) remain ongoing, and eligible patients have the option to roll over into our long-term extension study of ORKA-001 in patients with PsO.

Our Phase 1 clinical trial of ORKA-002 in healthy volunteers is fully enrolled and remains ongoing for purposes of continued patient follow-up and data collection, and remains blinded. In addition, we commenced a Phase 2 clinical trial of ORKA-002 in patients with moderate-to-severe PsO in February 2026 and we recently initiated a Phase 2 clinical trial of ORKA-002 in hidradenitis suppurativa (“HS”).

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

Even if side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to their tolerability versus other therapies. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also affect our clinical trials, including our development and commercialization timelines, or inhibit market acceptance.

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

We rely upon a combination of patents, trademarks, trade secret protection, confidentiality agreements, and the agreements with Paragon to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with it. Our success depends in large part on our ability to obtain and maintain patent protection for our programs and our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We and Paragon have filed, and may continue to file, provisional and non-provisional patent applications directed to antibodies that target IL-23, including applications covering composition of matter, pharmaceutical formulations, and methods of use, including ORKA-001. In addition, we and Paragon have filed, and may continue to file, provisional and non-provisional patent applications directed to antibodies that target IL-17, including applications covering composition of matter, pharmaceutical formulations, and methods of use, including ORKA-002. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets, and other intellectual property. Filing, prosecuting and defending patents on programs worldwide is expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

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

Our governing documents provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation or bylaws, or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, which for purposes of this risk factor is referred to herein as the “Delaware Forum Provision”. Our governing documents further provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which for purposes of this risk factor is referred to herein as the “Federal Forum Provision”. Neither the Delaware Forum Provision nor the Federal Forum Provision will apply to any causes of action arising under the Exchange Act. In addition, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

We do not anticipate paying any cash dividends in the foreseeable future, as we expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K), except as disclosed below.

On May 14, 2026, Lawrence Klein, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 350,000 shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or August 4, 2027, subject to certain conditions.

On May 15, 2026, Paul Quinlan, our General Counsel, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 120,000 shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or August 20, 2027, subject to certain conditions.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE
2.1†	Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp., Atlas Merger Sub II, LLC and Oruka Therapeutics, Inc.	8-K	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company, filed September 3, 2024.	8-K	3.5	September 5, 2024
3.2	Amended and Restated Bylaws of the Company.	8-K	3.6	September 5, 2024
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	S-1/A	3.1(b)	May 24, 2013
3.4	Certificate of Elimination of Series A Convertible Preferred Stock, effective August 29, 2024.	8-K	3.8	September 5, 2024
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock.	8-K	3.9	September 5, 2024
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	3.1	September 13, 2024
4.1	Description of Securities.	10-K	4.1	March 6, 2025
4.2	Form of Pre-Funded Warrant, dated August 29, 2024.	10-K	4.3	March 6, 2025
4.3	Form of Pre-Funded Warrant, dated September 13, 2024.	8-K	4.1	September 13, 2024
4.4	Form of Pre-Funded Warrant, dated September 19, 2025.	8-K	4.1	September 22, 2025
4.5	Paruka Warrant, dated December 31, 2024.	10-Q	4.5	May 14, 2025
4.6	Paruka Warrant, dated December 12, 2025.	10-K	4.6	March 12, 2026
10.1	First Amendment to IL-23 License Agreement, dated May 29, 2026.	8-K	10.1	June 1, 2026
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished. Certain portions of this exhibit (indicated by “***”) have been omitted because they are both (i) not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oruka Therapeutics, Inc.

Date: August 10, 2026	By:	/s/ Lawrence Klein
Lawrence Klein President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Arjun Agarwal
Arjun Agarwal Senior Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)