Form 10-Q
period 2026-09-30
Oruka Therapeutics, Inc.
filed 2026-11-09
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, there were 67,822,359 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$191,519	$46,935
Marketable securities, current	728,758	290,109
Prepaid expenses and other current assets	21,216	6,813
Total current assets	941,493	343,857
Marketable securities, long-term	286,310	142,539
Property and equipment, net	309	288
Operating lease right-of-use assets	2,786	1,830
Other non-current assets	128	103
Total assets	$1,231,026	$488,617
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,377	$4,155
Accrued expenses and other current liabilities	16,516	10,591
Operating lease liability, current	838	619
Related party accounts payable and other current liabilities	50	9
Total current liabilities	31,781	15,374
Operating lease liability, non-current	2,094	1,313
Total liabilities	33,875	16,687
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series B non-voting convertible preferred stock, $0.001 par value; 251,504 shares authorized as of September 30, 2026 and December 31, 2025; 94,497 and 137,138 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,020	2,931
Common stock, $0.001 par value; 545,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 67,227,572 and 48,722,309 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	67	49
Additional paid-in capital	1,512,253	657,561
Accumulated other comprehensive income (loss)	(5,041)	546
Accumulated deficit	(312,148)	(189,157)
Total stockholders’ equity	1,197,151	471,930
Total liabilities and stockholders’ equity	$1,231,026	$488,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development(1)	$53,696	$28,988	$126,098	$73,000
General and administrative(2)	8,440	5,117	22,579	14,620
Total operating expenses	62,136	34,105	148,677	87,620
Loss from operations	(62,136)	(34,105)	(148,677)	(87,620)
Other income (expense):
Interest income	12,166	3,832	25,669	11,781
Other income (expense), net	5	(4)	17	(11)
Total other income, net	12,171	3,828	25,686	11,770
Net loss	$(49,965)	$(30,277)	$(122,991)	$(75,850)

Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.55)	$(1.67)	$(1.40)
Net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	$(52.40)	$(45.46)	$(139.45)	$(116.94)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,590,343	44,067,059	63,268,180	42,622,935
Weighted-average shares used in computing net loss per share attributable to Series B non-voting convertible preferred stockholders, basic and diluted	94,497	137,138	122,768	137,138

(1)

Includes related party amounts of nil and $9,595 for the three months ended September 30, 2026 and 2025, respectively, and $3,000 and $15,998 for the nine months ended September 30, 2026 and 2025, respectively.

(2)	Includes related party amounts of $50 and $8 for the three months ended September 30, 2026 and 2025, respectively, and $54 and $130 for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(49,965)	$(30,277)	$(122,991)	$(75,850)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(3,338)	212	(5,587)	226
Total comprehensive loss	$(53,303)	$(30,065)	$(128,578)	$(75,624)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands, except share data)

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances as of December 31, 2025	137,138	$2,931	48,722,309	$49	$657,561	$546	$(189,157)	$471,930
Issuance of common stock upon exercise of stock options and employee warrants	—	—	195,596	—	1,766	—	—	1,766
Issuance of common stock under the at-the-market (“ATM”) offering program, net of commissions	—	—	1,167,895	1	38,901	—	—	38,902
Issuance of common stock upon vesting of restricted stock units	—	—	24,611	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	57,212	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,968	—	—	6,968
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	(1,026)	—	(1,026)
Net loss	—	—	—	—	—	—	(31,820)	(31,820)
Balances as of March 31, 2026	137,138	$2,931	50,167,623	$50	$705,196	$(480)	$(220,977)	$486,720
Issuance of common stock under employee stock purchase plan	—	—	12,889	—	337	—	—	337
Issuance of common stock upon exercise of stock options and employee warrants	—	—	397,273	—	4,301	—	—	4,301
Issuance of common stock under the April 2026 Offering, net of offering costs	—	—	9,660,000	10	658,326	—	—	658,336
Issuance of common stock upon vesting of restricted stock units	—	—	24,607	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	1,180,393	1	(1)	—	—	—
Cancellation of unvested restricted stock awards	—	—	(372,898)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,284	—	—	7,284
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	(1,223)	—	(1,223)
Net loss	—	—	—	—	—	—	(41,206)	(41,206)
Balances as of June 30, 2026	137,138	$2,931	61,069,887	$61	$1,375,443	$(1,703)	$(262,183)	$1,114,549
Issuance of common stock upon exercise of stock options and employee warrants	—	—	338,811	—	4,291	—	—	4,291
Issuance of common stock upon vesting of restricted stock units	—	—	28,272	—	—	—	—	—
Issuance of common stock under the at-the-market (“ATM”) offering program, net of commissions	—	—	1,499,500	1	122,482	—	—	122,483
Issuance of common stock upon conversion of Series B preferred stock	(42,641)	(911)	3,553,410	4	907	—	—	—
Issuance of common stock upon exercise of Paruka warrants	—	—	737,692	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	9,131	—	—	9,131
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	(3,338)	—	(3,338)
Net loss	—	—	—	—	—	—	(49,965)	(49,965)
Balances as of September 30, 2026	94,497	$2,020	67,227,572	$67	$1,512,253	$(5,041)	$(312,148)	$1,197,151

	Series B Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	137,138	$2,931	37,440,510	$37	$463,018	$(41)	$(83,724)	$382,221
Stock-based compensation expense	—	—	—	—	3,468	—	—	3,468
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(20,999)	(20,999)
Balances as of March 31, 2025	137,138	$2,931	37,440,510	$37	$466,486	$(6)	$(104,723)	$364,725
Issuance of common stock under employee stock purchase plan	—	—	10,235	—	109	—	—	109
Stock-based compensation expense	—	—	—	—	3,403	—	—	3,403
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(24,574)	(24,574)
Balances as of June 30, 2025	137,138	$2,931	37,450,745	$37	$469,998	$(27)	$(129,297)	$343,642
Issuance of common stock and pre-funded warrants in connection with the private placement (“2025 PIPE Financing”)	—	—	10,933,405	11	179,989	—	—	180,000
Issuance cost of the 2025 PIPE Financing	—	—	—	—	(10,356)	—	—	(10,356)
Stock-based compensation expense	—	—	—	—	3,570	—	—	3,570
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	212	—	212
Net loss	—	—	—	—	—	—	(30,277)	(30,277)
Balances as of September 30, 2025	137,138	$2,931	48,384,150	$48	$643,201	$185	$(159,574)	$486,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORUKA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(In thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(122,991)	$(75,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,383	20,125
Net accretion of premiums and discounts on marketable securities	(3,380)	(4,340)
Non-cash lease expense	463	319
Depreciation expense	135	55
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,403)	(3,167)
Other non-current assets	(25)	(60)
Accounts payable	10,222	(1,254)
Accrued expenses and other current liabilities	5,925	5,038
Operating lease liability	(419)	(468)
Related party accounts payable and other current liabilities	41	(6,014)
Net cash used in operating activities	(101,049)	(65,616)
Cash flows from investing activities:
Purchases of property and equipment	(156)	(146)
Purchases of marketable securities	(910,886)	(419,972)
Proceeds from maturities of marketable securities	326,259	345,395
Net cash used in investing activities	(584,783)	(74,723)
Cash flows from financing activities:
Proceeds from April 2026 Offering, net of offering costs	658,336	—
Proceeds from at-the-market offering, net of commissions	161,385	—
Proceeds from issuance of common stock upon exercise of stock options and employee warrants	10,358	—
Proceeds from issuance of common stock under employee stock purchase plan	337	109
Proceeds from the 2025 PIPE Financing, net of issuance costs	—	169,908
Net cash provided by financing activities	830,416	170,017
Net increase in cash and cash equivalents	144,584	29,678
Cash and cash equivalents at beginning of period	46,935	61,575
Cash and cash equivalents at end of period	$191,519	$91,253
Supplemental disclosures of non-cash activities:
Operating lease liability arising from obtaining operating right-of-use asset	$1,419	$1,412
2025 PIPE Financing issuance costs included in accrued expenses and other current liabilities	$—	$264
Conversion of Series B preferred stock into common stock	$911	$—

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

The condensed consolidated financial statements and accompanying notes reflect the operations of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 (the “Annual Report”). The information as of December 31, 2025, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of the Company’s management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial statements.

The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

Liquidity

As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $1.2 billion and an accumulated deficit of $312.1 million. The Company’s management expects that the existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. Since its inception, the Company has devoted substantially all of its resources to advancing the development of its portfolio of programs, organizing and staffing the Company, business planning, raising capital, and providing general and administrative support for these operations. Current and future programs will require significant research and development efforts, including preclinical and clinical trials, and regulatory approvals to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings and debt financings.

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

Recently Adopted Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements adopted during the nine months ended September 30, 2026 that are of significance or potential significance to the Company.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for financial assets measured as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$33,013	$—	$—	$33,013
Commercial papers	—	155,643	—	155,643
Total cash equivalents	33,013	155,643	—	188,656
Marketable securities
Marketable securities, current
U.S. treasury securities	—	394,113	—	394,113
U.S. government agency securities	—	37,860	—	37,860
Commercial papers	—	90,126	—	90,126
Corporate debt securities	—	206,659	—	206,659
Total marketable securities, current	—	728,758	—	728,758
Marketable securities, long-term
U.S. treasury securities	—	193,961	—	193,961
Corporate debt securities	—	89,442	—	89,442
U.S. government agency securities	—	2,907	—	2,907
Total marketable securities, long-term	—	286,310	—	286,310
Total cash equivalents and marketable securities	$33,013	$1,170,711	$—	$1,203,724

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2026.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$30,268	$—	$—	$30,268
Commercial papers	—	14,483	—	14,483
Total cash equivalents	30,268	14,483	—	44,751
Marketable securities
Marketable securities, current
U.S. treasury securities	—	195,915	—	195,915
U.S. government agency securities	—	28,757	—	28,757
Commercial papers	—	21,241	—	21,241
Corporate debt securities	—	44,196	—	44,196
Total marketable securities, current	—	290,109	—	290,109
Marketable securities, long-term
U.S. treasury securities	—	75,730	—	75,730
Corporate debt securities	—	54,998	—	54,998
U.S. government agency securities	—	11,811	—	11,811
Total marketable securities, long-term	—	142,539	—	142,539
Total cash equivalents and marketable securities	$30,268	$447,131	$—	$477,399

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

4. Cash Equivalents and Marketable Securities

The following tables summarize the cash equivalents and marketable securities, which are classified as available-for-sale as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$33,013	$—	$—	$33,013
Commercial papers	155,670	—	(27)	155,643
Total cash equivalents	188,683	—	(27)	188,656
Marketable securities
Marketable securities, current
U.S. treasury securities	395,145	1	(1,033)	394,113
U.S. government agency securities	37,995	—	(135)	37,860
Commercial papers	90,232	—	(106)	90,126
Corporate debt securities	207,258	2	(601)	206,659
Total marketable securities, current	730,630	3	(1,875)	728,758
Marketable securities, long-term
U.S. treasury securities	196,270	—	(2,309)	193,961
Corporate debt securities	90,240	3	(801)	89,442
U.S. government agency securities	2,942	—	(35)	2,907
Total marketable securities, long-term	289,452	3	(3,145)	286,310
Total cash equivalents and marketable securities	$1,208,765	$6	$(5,047)	$1,203,724

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$30,268	$—	$—	$30,268
Commercial papers	14,484	—	(1)	14,483
Total cash equivalents	44,752	—	(1)	44,751
Marketable securities
Marketable securities, current
U.S. treasury securities	195,607	308	—	195,915
U.S. government agency securities	28,724	33	—	28,757
Commercial papers	21,239	2	—	21,241
Corporate debt securities	44,173	26	(3)	44,196
Total marketable securities, current	289,743	369	(3)	290,109
Marketable securities, long-term
U.S. treasury securities	75,612	118	—	75,730
Corporate debt securities	54,949	55	(6)	54,998
U.S. government agency securities	11,797	14	—	11,811
Total marketable securities, long-term	142,358	187	(6)	142,539
Total cash equivalents and marketable securities	$476,853	$556	$(10)	$477,399

The following table summarizes the available-for-sale securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position, for which an allowance for credit losses was not recorded as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$155,643	$(27)	$—	$—	$155,643	$(27)
Marketable securities
Marketable securities, current
U.S. treasury securities	391,236	(1,033)	—	—	391,236	(1,033)
U.S. government agency securities	37,860	(135)	—	—	37,860	(135)
Commercial papers	90,126	(106)	—	—	90,126	(106)
Corporate debt securities	200,249	(601)	—	—	200,249	(601)
Marketable securities, long-term
U.S. treasury securities	193,961	(2,309)	—	—	193,961	(2,309)
Corporate debt securities	88,616	(801)	—	—	88,616	(801)
U.S. government agency securities	2,907	(35)	—	—	2,907	(35)
Total	$1,160,598	$(5,047)	$—	$—	$1,160,598	$(5,047)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cash equivalents
Commercial papers	$14,483	$(1)	$—	$—	$14,483	$(1)
Marketable securities
Marketable securities, current
Corporate debt securities	8,771	(3)	—	—	8,771	(3)
Marketable securities, long-term
Corporate debt securities	6,143	(6)	—	—	6,143	(6)
Total	$29,397	$(10)	$—	$—	$29,397	$(10)

The Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not to a credit loss or other factors. Additionally, the Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the securities before recovery of the unamortized cost basis, which may be at maturity. There were no material realized gains or realized losses on marketable securities for the periods presented. Given the Company’s intent and ability to hold such securities until recovery, and the lack of significant change in credit risk of these investments, the Company does not consider these marketable securities to be impaired as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses.

The following table summarizes the contractual maturities of the Company’s marketable securities at estimated fair value (in thousands):

	September 30, 2026	December 31, 2025
Due in one year or less	$728,758	$290,109
Due in 1-2 years	286,310	142,539
Total	$1,015,068	$432,648

5. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development	$11,667	$4,384
Accrued employee compensation and benefits	4,583	5,266
Accrued professional and consulting	266	941
Total	$16,516	$10,591

6. Convertible Preferred Stock and Stockholders’ Equity

Pre-Funded Warrants

In August 2024, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.01 per share. During the three and nine months ended September 30, 2026, the Company issued nil and 199,481 shares of common stock, respectively, on net exercises of nil and 199,519 pre-funded warrants, respectively. No pre-funded warrants were exercised during the three or nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, 5,297,664 and 5,497,183 pre-funded warrants, respectively, remain issued and outstanding from the August 2024 issuance.

In September 2024, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.001 per share. During the three and nine months ended September 30, 2026, the Company issued nil and 379,993 shares of common stock, respectively, on net exercises of nil and 380,000 pre-funded warrants, respectively. There were no pre-funded warrants exercised in the three or nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, there were nil and 380,000 pre-funded warrants that remained issued and outstanding from the September 2024 issuance.

In September 2025, certain investors in the Company were issued pre-funded warrants which were exercisable for shares of the Company’s common stock at an exercise price of $0.001 per share. During the three and nine months ended September 30, 2026, the Company issued nil and 658,131 shares of common stock on net exercises of nil and 658,142 pre-funded warrants, respectively. As of September 30, 2026 and December 31, 2025, 408,524 and 1,066,666 pre-funded warrants, respectively, remain issued and outstanding from the September 2025 issuance.

On issuance, the pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. Collectively, 5,706,188 and 6,943,849 pre-funded warrants were outstanding as of September 30, 2026 and December 31, 2025, respectively.

Employee Warrants

During 2024, employee warrants were issued at an exercise price of $7.80 per warrant to the employees and directors of the Company. These warrants vest over a period of four years. The Company recognizes compensation cost related to warrants on a straight-line basis over the requisite service period, which is the period in which the related services are received. As of September 30, 2026 and December 31, 2025, 2,467,590 and 3,029,510 warrants, respectively, were outstanding.

Convertible Preferred Stock

On July 1, 2026, at the request of the stockholder, 42,641 shares of Series B preferred stock were converted into 3,553,410 shares of the Company’s common stock. As of September 30, 2026, Series B preferred stock consisted of the following (in thousands, except share data):

	September 30, 2026
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series B preferred stock	251,504	94,497	$2,020	7,874,739

	December 31, 2025
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series B preferred stock	251,504	137,138	$2,931	11,428,149

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Certificate of Designation”), holders of Series B preferred stock are entitled to receive dividends on shares of Series B preferred stock equal to, on an as-if-converted-to common stock basis, and in the same form as, dividends actually paid on shares of common stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, Series B preferred stock does not have voting rights. Series B preferred stock shall rank on parity with the Company’s common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series B preferred stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of September 30, 2026, and December 31, 2025, each outstanding share of Series B preferred stock was convertible into common stock at a ratio of approximately 83.3332:1.

Paruka Warrant

On December 31, 2024, the Company settled its 2024 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka Holding LLC (“Paruka”) a warrant to purchase 596,930 shares of the Company’s common stock at an exercise price of $19.39 per share. On December 12, 2025, the Company settled its 2025 obligations under the Paruka Warrant Obligation (defined below) by issuing Paruka a warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $30.18 per share. The warrants had a term of 10 years, were fully vested, and were exercisable in part or full at any time during the term of the warrants.

In September 2026, Paruka elected to exercise these warrants, which were issued in 2024 and 2025, on a cashless basis. Accordingly, the Company issued 737,692 shares of its common stock on net exercise of warrants to purchase 971,930 shares of the Company’s common stock. As of September 30, 2026, there were no Paruka warrants outstanding. As of December 31, 2025, 971,930 Paruka warrants were outstanding and unexercised. See Note 7 for additional information on the Paruka Warrant Obligation.

Common Stock

As of September 30, 2026, the Certificate of Incorporation provided for 545,000,000 authorized shares of common stock. As of September 30, 2026, 67,227,572 shares of common stock were issued and outstanding, including 458,486 shares of unvested restricted common stock awards (“RSAs”) issued and outstanding.

As of September 30, 2026 and December 31, 2025, the Company had common stock reserved for future issuance as follows:

	September 30, 2026	December 31, 2025
Shares issuable on conversion of Series B preferred stock	7,874,739	11,428,149
Shares issuable upon exercise of pre-funded warrants	5,706,188	6,943,849
Shares issuable upon exercise of warrants under the Paruka Warrant Obligation	—	971,930
Outstanding and issued stock options	5,204,408	3,950,958
Outstanding and issued employee warrants	2,467,590	3,029,510
Outstanding and issued restricted stock units	577,850	—
Shares available for grant under 2024 Stock Incentive Plan	5,550,076	4,600,217
Shares available for grant under 2024 Employee Stock Purchase Plan	963,033	975,922
Total shares of common stock reserved	28,343,884	31,900,535

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

ATM Offering

On October 3, 2025, the Company entered into a Sales Agreement with TD Securities (USA) LLC (the “Initial Sales Agreement”), as its sales agent, pursuant to which the Company could issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $200.0 million under an at-the-market (“ATM”) equity offering program pursuant to a registration statement on Form S-3 (the “Prior Registration Statement”). The Prior Registration Statement was deemed terminated as of August 27, 2026.

On August 21, 2026, the Company entered into an amendment to the Initial Sales Agreement (as amended, the “Sales Agreement”), pursuant to which the Company may issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $500.0 million under the ATM equity offering program, pursuant to a registration statement on Form S-3. The Company is not obligated to make any sales of shares under the Sales Agreement.

During the three months ended September 30, 2026, the Company issued and sold an aggregate of 1,499,500 shares of the Company’s common stock pursuant to the ATM offering program and the Prior Registration Statement at a weighted-average price per share of $83.35 for total net proceeds of $122.5 million after deducting sales agents’ commissions. During the nine months ended September 30, 2026, the Company issued and sold an aggregate of 2,667,395 shares of the Company’s common stock pursuant to the ATM offering program and the Prior Registration Statement at a weighted-average price per share of $61.74 for total net proceeds of $161.4 million after deducting sales agents’ commissions.

As of September 30, 2026, and December 31, 2025, an amount of $500.0 million and $200.0 million, respectively, remained available under the ATM program.

7. Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan (“2024 Plan”) was adopted on February 6, 2024. The 2024 Plan provided for the Company to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity incentive stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years. As of September 30, 2026 and December 31, 2025, 1,032,329 and 1,167,826 shares, respectively, were subject to options outstanding under the 2024 Plan and will become available under the 2024 Stock Incentive Plan (defined below) to the extent the options are forfeited or lapse unexercised.

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

As of September 30, 2026, 10,300,005 shares were reserved for issuance under the 2024 Stock Plan, of which 5,550,076 shares were available for future grant and 4,749,929 shares were subject to outstanding options and restricted stock units. As of December 31, 2025, 7,383,349 shares were reserved for issuance under the 2024 Stock Plan, of which 4,600,217 shares were available for future grant and 2,783,132 shares were subject to outstanding options.

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

The Company issued nil and 12,889 shares during the three and nine months ended September 30, 2026, respectively, and issued nil and 10,235 during the three and nine months ended September 30, 2025, respectively, out of the ESPP. As of September 30, 2026 and December 31, 2025, there were 963,033 and 975,922 shares of common stock available in the pool for future issuances, respectively.

For the three and nine months ended September 30, 2026, stock-based compensation expenses related to the ESPP was $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025, stock-based compensation expenses related to the ESPP was less than $0.1 million and $0.1 million, respectively.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	83.1%	93.7%	86.7%	95.3%
Risk-free interest rate	4.5%	3.8%	4.0%	4.4%
Expected dividend yield	—	—	—	—

Stock Option Activity

The following table summarizes the stock option activities under the 2024 Plan and the 2024 Stock Plan for the nine months ended September 30, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2025	3,950,958	$12.61	8.9	$69,966
Granted	1,850,331	$42.76
Exercised	(496,066)	$14.03
Canceled/forfeited	(100,815)	$16.59
Balance as of September 30, 2026	5,204,408	$23.12	8.6	$315,086
Vested and expected to vest, September 30, 2026	5,204,408	$23.12	8.6	$315,086
Exercisable, September 30, 2026	1,574,111	$14.10	8.2	$108,914

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2026 was $31.77 per share.

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock and the exercise price of in-the-money stock options multiplied by the number of options outstanding.

The aggregate intrinsic value of the options exercised during the three and nine months ended September 30, 2026 was $16.2 million and $29.6 million, respectively. There were no options exercised in the three and nine months ended September 30, 2025.

For the three months ended September 30, 2026 and 2025, stock-based compensation expenses related to stock options was $6.1 million and $2.3 million, respectively. For the nine months ended September 30, 2026 and 2025, stock-based compensation expenses related to stock options was $15.9 million and $6.3 million, respectively.

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

The following table summarizes the RSU activity for the nine months ended September 30, 2026:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	656,769	$57.01
Vested	(77,490)	$38.16
Canceled/forfeited	(1,429)	$34.39
Unvested as of September 30, 2026	577,850	$59.60

The fair value of RSUs that vested during the nine months ended September 30, 2026 was $5.4 million.

For the three months ended September 30, 2026 and 2025, stock-based compensation expenses related to RSUs was $1.9 million and nil, respectively. For the nine months ended September 30, 2026 and 2025, stock-based compensation expenses related to RSUs was $3.9 million and nil, respectively.

Restricted Stock Awards

The following table summarizes the restricted stock awards (“RSA”) activity for the nine months ended September 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	1,149,589	$—
Granted	—	$—
Vested	(318,205)	$—
Canceled/ forfeited	(372,898)	$—
Unvested balance as of September 30, 2026	458,486	$—

The fair value of RSAs that vested during the three and nine months ended September 30, 2026 was $7.3 million and $20.4 million, respectively.

For each of the three and nine months ended September 30, 2026 and 2025, stock-based compensation expenses related to RSAs were less than $0.1 million.

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

The grant dates for the issuance of warrants were expected to be December 31, 2024 and December 31, 2025 as all terms of the award, including number of shares and exercise price, will be known by all parties. The Company determined that the 2024 and 2025 grants are two separate grants, as there would be no obligation for the 2025 grant had the Company exercised or terminated all of the options under the Option Agreements prior to December 31, 2024. The service inception period for the grant precedes the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. Accordingly, a liability related to the Paruka Warrant Obligation was recorded during the 2024 and 2025 interim periods. The liability was adjusted to fair value at the end of each interim reporting period, with changes in fair value recorded in the consolidated statements of operations as stock-based compensation expenses under research and development expenses.

The Company settled its 2024 and 2025 obligations under the Paruka Warrant Obligation by issuing Paruka 596,930 and 375,000 warrants, respectively, to purchase common stock at an exercise price per warrant of $19.39 and $30.18, respectively. During the three and nine months ended September 30, 2026, the Company issued 737,692 shares of its common stock on net exercises of warrants to purchase 971,930 shares of the Company’s common stock issued under the Paruka Warrant Obligation. As of September 30, 2026, there were no Paruka warrants outstanding.

For the three months ended September 30, 2026 and 2025, nil and $6.6 million, respectively, was recognized as stock-based compensation expense related to the Paruka Warrant Obligation. For the nine months ended September 30, 2026 and 2025, nil and $9.7 million, respectively, was recognized as stock-based compensation expense related to the Paruka Warrant Obligation. As of September 30, 2026 and as of December 31, 2025, the unamortized expense related to the Paruka Warrant Obligation was nil.

Employee Warrants

The following table summarizes the employee warrant activity during the nine months ended September 30, 2026:

	Number of Employee Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balance as of December 31, 2025	3,029,510	$7.80	8.5	$68,194
Granted	—	$—
Exercised	(435,614)	$7.80
Canceled/forfeited	(126,306)	$7.80
Balance as of September 30, 2026	2,467,590	$7.80	7.8	$186,278
Vested and expected to vest, September 30, 2026	2,467,590	$7.80	7.8	$186,278
Exercisable, September 30, 2026	1,320,829	$7.80	7.8	$99,709

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock and the exercise price of in-the-money employee warrants multiplied by the number of employee warrants outstanding.

The aggregate intrinsic value of the employee warrants exercised during the three and nine months ended September 30, 2026 was $13.2 million and $25.9 million, respectively. There were no employee warrants exercised in the three and nine months ended September 30, 2025.

For the three months ended September 30, 2026 and 2025, stock-based compensation expenses related to employee warrants was $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2026 and 2025, stock-based compensation expenses related to employee warrants was $3.3 million and $4.0 million, respectively.

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,740	$8,341	$12,232	$14,712
General and administrative	4,391	1,824	11,151	5,413
Total	$9,131	$10,165	$23,383	$20,125

As of September 30, 2026, total unrecognized stock-based compensation expenses related to the unvested stock options, RSUs, RSAs, employee warrants, and ESPP was $111.1 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes the award types of the Company’s stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Paruka Warrant Obligation	$—	$6,595	$—	$9,684
Employee warrants	1,109	1,198	3,344	3,987
Stock options	6,051	2,314	15,930	6,333
Restricted stock units	1,902	—	3,872	—
Employee stock purchase plan	69	58	237	121
Total	$9,131	$10,165	$23,383	$20,125

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of September 30, 2026 and December 31, 2025 all long-lived assets were in the U.S.

The following table summarizes the segment loss from operations, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development personnel-related (excluding stock-based compensation)	$8,778	$3,774	$21,641	$9,538
General and administrative personnel-related (excluding stock-based compensation)	2,895	1,945	7,133	5,356
Research and development stock-based compensation	4,740	8,341	12,232	14,712
General and administrative stock-based compensation	4,391	1,824	11,151	5,413
External research and development	38,295	15,581	87,548	45,607
Other research and development	1,883	1,292	4,677	3,143
General and administrative, excluding personnel-related and stock-based compensation	1,154	1,348	4,295	3,851
Total operating expenses	62,136	34,105	148,677	87,620
Loss from operations	$(62,136)	$(34,105)	$(148,677)	$(87,620)

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

License Agreements – Paragon Therapeutics

In September 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-001, and in December 2024, it entered into a corresponding license agreement with Paragon (the “ORKA-001 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize, or otherwise exploit certain antibodies and products targeting IL-23 in all fields other than the field of inflammatory bowel disease (“ORKA-001 Field”). In December 2024, the Company exercised its exclusive option to acquire certain rights to ORKA-002, and in February 2025, it entered into the corresponding license agreement with Paragon (the “ORKA-002 License Agreement” and together with the ORKA-001 License Agreement, the “License Agreements”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize, or otherwise exploit certain antibodies and products targeting IL- 17A/F in all fields (“ORKA-002 Field” and together with ORKA-001 Field, the “Fields”).

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

In December 2025, the Company exercised its exclusive option to acquire certain rights to ORKA-003, and in August 2026, it entered into the corresponding license agreement with Paragon (the “ORKA-003 License Agreement”).

Pursuant to the terms of each of the License Agreements and the ORKA-003 License Agreement, the Company is obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, the Company is obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001, ORKA-002 and ORKA-003. For each of the License Agreements and the ORKA-003 License Agreement, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program. Each of the License Agreements and the ORKA-003 License Agreement may be terminated on 60 days’ notice to Paragon, on material breach without cure, and on a party’s insolvency or bankruptcy to the extent permitted by law.

During the nine months ended September 30, 2026, the Company incurred and expensed a milestone of $3.0 million related to the dosing of the first patient in a Phase 2 trial for the ORKA-002 License Agreement. As of September 30, 2026, the Company has incurred and expensed milestone payments of $7.0 million in connection with each of the ORKA-001 License Agreement and the ORKA-002 License Agreement and has not incurred or expensed any milestone payments in connection with the ORKA-003 License Agreement. As of December 31, 2025, the Company had incurred and expensed milestone payments of $7.0 million and $4.0 million for the ORKA-001 License Agreement and the ORKA-002 License Agreement, respectively. These costs were recorded as research and development expenses in the accompanying condensed consolidated statements of operations.

As of each of September 30, 2026 and December 31, 2025, the Company had no related party accounts payable and other current liabilities related to the License Agreements.

For the three months ended September 30, 2026 and 2025, the Company recognized nil and $9.6 million, respectively, of expenses in connection with milestone payable and services provided by Paragon and Paruka under the Option and License Agreements. For the nine months ended September 30, 2026 and 2025, the Company recognized $3.0 million and $15.3 million, respectively, of expenses in connection with milestone payable and services provided by Paragon and Paruka under the Option and License Agreements.

10. Commitments and Contingencies

Leases

In April 2024, the Company entered into an operating lease agreement for the Company’s headquarters in Menlo Park, California, which commenced on June 15, 2024 with an initial term of 39.5 months. In June 2026, the Company amended its Menlo Park headquarters lease to extend the lease term by 24 months and add additional leased office space. The extension of the lease term was accounted for as a remeasurement of the operating lease, resulting in an increase to the related operating lease right-of-use asset and lease liability of $0.9 million. The additional leased office space commenced in September 2026, resulting in an increase to the related operating lease right-of-use asset and lease liability of $0.5 million.

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

For the three months ended September 30, 2026 and 2025, the Company recorded operating and variable lease expenses of $0.3 million and $0.2 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recorded operating and variable lease expenses of $0.8 million and $0.6 million, respectively.

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

Nine Months Ended September 30, 2026
Cash paid for amounts included in the measurement of lease liabilities	$604

The following table summarizes a maturity analysis of the Company’s net operating lease liabilities showing the aggregate lease payments as of September 30, 2026 (in thousands):

Year ending December 31,	Amount
2026 (remainder of the year)	$257
2027	1,111
2028	1,143
2029	877
Total undiscounted lease payments	3,388
Less: imputed interest	(456)
Total discounted lease payments	2,932
Less: current portion of lease liability	(838)
Non-current portion of lease liability	$2,094

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

Halozyme Agreement

In May 2026, the Company and Halozyme Hypercon, Inc. (“Halozyme”) entered into a global exclusive collaboration and license agreement (“Halozyme License Agreement”). Under the Halozyme License Agreement, the Company has licensed Halozyme’s HyperconTM technology for IL-23p19 in psoriatic disease and up to one additional target. HyperconTM is an innovative microparticle technology that allows for hyperconcentration of drugs and biologics, reducing injection volume for a given dose and supporting more convenient, patient-friendly administration. Pursuant to the terms of the Halozyme License Agreement, the Company is obligated to pay Halozyme a non-refundable upfront payment of $5.0 million, milestone payments of up to $21.5 million upon the achievement of certain clinical and regulatory milestones, and up to $150.0 million upon the achievement of certain sales milestones, along with reimbursement of the costs to be incurred in the development of the licensed products. In addition, the Company is obligated to pay mid-single digit royalties on net sales of products developed using HyperconTM technology. During the nine months ended September 30, 2026, the Company paid and expensed the non-refundable upfront payment of $5.0 million as research and development expenses in the accompanying condensed consolidated statements of operations.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to its legal proceedings.

11. Net Loss Per Share

The following table summarizes the basic and diluted net loss per share attributable to stockholders (in thousands, except share and per share data):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Net Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Net Loss Per Share, Basic and Diluted
Common Stock	$(45,014)	71,590,343	$(0.63)	$(24,042)	44,067,059	$(0.55)
Series B preferred stock(1)	(4,951)	94,497	$(52.40)	(6,235)	137,138	$(45.46)
Net loss	$(49,965)			$(30,277)

(1)	The weighted-average number of shares of as-converted Series B preferred stock used in the loss allocation was 7,874,739 and 11,428,149 for the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(105,871)	63,268,180	$(1.67)	$(59,813)	42,622,935	$(1.40)
Series B preferred Stock(1)	(17,120)	122,768	$(139.45)	(16,037)	137,138	$(116.94)
Net loss	$(122,991)			$(75,850)

(1)	The weighted-average number of shares of as-converted Series B preferred stock used in the loss allocation was 10,230,663 and 11,428,149 for the nine months ended September 30, 2026 and 2025, respectively.

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

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to stockholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding employee warrants to purchase common stock	2,467,590	3,054,358	2,467,590	3,054,358
Outstanding unvested restricted stock awards	458,486	1,355,038	458,486	1,355,038
Outstanding and issued common stock options	5,204,408	3,814,560	5,204,408	3,814,560
Outstanding unvested restricted stock units	577,850	—	577,850	—
Outstanding and issued warrant to Paruka	—	596,930	—	596,930
Total	8,708,334	8,820,886	8,708,334	8,820,886

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

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Paragon reimbursable patent expenses	$50	$9
Total	$50	$9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”) and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, hopes, beliefs, strategies or projections regarding the future of our pipeline and business and words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend” and variations of such words and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report entitled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Oruka Therapeutics, Inc.,” and “Oruka,” refers to Oruka Therapeutics, Inc. and its consolidated subsidiary, Oruka Therapeutics Operating Company LLC, taken as a whole.

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

Since our inception, we have incurred significant losses and negative cash flows from our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. As of September 30, 2026, we had an accumulated deficit of $312.1 million. For the three and nine months ended September 30, 2026, we had net losses of $50.0 million and $123.0 million, respectively, and we used net cash of $101.0 million for our operating activities during the nine months ended September 30, 2026.

We had cash, cash equivalents, and marketable securities of $1.2 billion as of September 30, 2026. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

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

In the third quarter of 2025, we commenced dosing in a Phase 2a clinical trial of ORKA-001 in patients with moderate-to-severe PsO (also known as “EVERLAST-A”). EVERLAST-A enrolled 84 patients randomized 3:1 to receive 600 mg of ORKA-001 at Weeks 0 and 4 or matching placebo. Patients initially randomized to placebo received 600 mg of ORKA-001 at Weeks 16 and 20. At Week 28, patients who achieved PASI 100 were randomized 2:1 to an arm where either (1) they do not receive another dose until disease recurrence (to evaluate the possibility of both yearly dosing and extended off-treatment remissions) or (2) they receive 300 mg ORKA-001 every six months. Eligible patients initially randomized to ORKA-001 have the option to transition to the open-label extension study of ORKA-001 at Week 52, and eligible patients initially randomized to placebo have the option to transition to the open-label extension study at Week 28.

In April 2026, we presented Week 16 data for all EVERLAST-A patients, showing that 40 of 63 participants (63.5%) treated with ORKA-001 achieved the primary endpoint of PASI 100, representing a 100% reduction from baseline in the Psoriasis Area and Severity Index (“PASI”), with identical results observed for Investigator’s Global Assessment (“IGA”) 0. Other key secondary endpoints included PASI 90 at Week 16, achieved by 83% of participants, and IGA 0/1 at Week 16, achieved by 84% of participants. Through Week 16, ORKA-001 was observed as well tolerated with a safety profile consistent with prior IL-23p19 inhibitors. There were no serious treatment-emergent adverse events (“TEAEs”) and only one severe TEAE, which occurred in the placebo group. Additionally, there were no injection site reactions.

In September 2026, we announced Week 28 data for EVERLAST-A, showing that efficacy continued to deepen through Week 28, six months after the last dose of ORKA-001, with 71% of participants achieving PASI 100 and 87% achieving PASI 90. Patients who initially received placebo and crossed over blinded to ORKA-001 at Week 16 demonstrated a similar pattern of clinical response to those initially receiving ORKA-001. In this dosing arm, 40% achieved PASI 100 at Week 28 (12 weeks after dosing) compared to 43% of patients in the active arm at the equivalent timepoint. ORKA-001 continued to be well tolerated through Week 28 with a safety profile consistent with the IL-23p19 class. Two patients experienced serious adverse events, neither deemed drug related: one tibial fracture and one case of prostate adenocarcinoma in a patient with elevated prostate-specific antigen (PSA) at baseline. We expect to announce Week 52 data from EVERLAST-A in December 2026.

Additionally, we commenced dosing in a Phase 2b clinical trial of ORKA-001 in patients with moderate-to-severe PsO (also known as “EVERLAST-B”) in December 2025. EVERLAST-B enrolled 187 patients randomized equally to four treatment groups: 37.5 mg ORKA-001 at Week 0, 300 mg ORKA-001 at Weeks 0 and 4, 600 mg ORKA-001 at Weeks 0 and 4, or placebo. The primary endpoint was PASI 100 at Week 16. Building on EVERLAST-A, this design is intended to further test the potential for ORKA-001 to achieve yearly dosing, higher efficacy and extended off-treatment remissions. At Week 28, patients who have achieved PASI 100 will be re-randomized 1:1 to either a 600 mg dose once yearly or placebo. Patients who have not achieved PASI 100 at Week 28 will receive a 300 mg dose every six months. Eligible patients initially randomized to placebo have the option to roll over into the open-label extension study of ORKA-001 at Week 28. The trial continues through Week 100 to assess durability of response, maintenance dosing, and long-term safety.

In October 2026, we announced Week 16 data for EVERLAST-B, showing that 61% of participants in the 600 mg ORKA-001 group achieved the primary endpoint of PASI 100, highly consistent with the Week 16 results observed in EVERLAST-A. Efficacy increased in a dose-dependent manner, with the 600 mg group outperforming both lower dose groups on complete skin clearance. The ORKA-001 600 mg group also demonstrated high response rates across secondary endpoints, including 86% of patients achieving each of PASI 90 and IGA 0/1. Through Week 16, ORKA-001 was observed as well tolerated with a safety profile consistent with the IL-23p19 class. The only TEAEs occurring in ≥5% of patients treated with ORKA-001 were upper respiratory tract infection and headache, which occurred at rates similar to those seen with approved IL-23 inhibitors. No dose-dependent trends in adverse events were observed across ORKA-001 treatment groups, and no injection-site reactions occurred in any patients who received ORKA-001. We expect to announce Week 52 data from EVERLAST-B in the second half of 2027.

Based on the results from the EVERLAST clinical program, we intend to discuss Phase 3 plans with regulatory authorities. Pending results from those discussions, we plan to initiate Phase 3 trials of ORKA-001 in moderate-to-severe PsO in the first half of 2027 with the 600 mg dose.

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

Based on these Phase 1 results, we initiated ORCA-SURGE, a Phase 2 trial of ORKA-002 in patients with moderate-to-severe PsO, in February 2026. ORCA-SURGE enrolled 171 patients randomized 1:1:1:1 to receive 40 mg, 160 mg or 320 mg of ORKA-002 at Weeks 0 and 4, or matching placebo. The primary endpoint is PASI 100 at Week 16. Maintenance dosing will evaluate the potential for twice-yearly dosing with ORKA-002. We expect to announce Week 16 data from ORCA-SURGE in the first quarter of 2027.

In addition, we initiated ORCA-SPLASH, a Phase 2 trial of ORKA-002 in patients with moderate-to-severe HS, in August 2026. ORCA-SPLASH is designed to enroll approximately 160 patients. Patients will be randomized 1:1 to receive 320 mg of ORKA-002 or placebo at Week 0, Week 4, Week 8, and Week 12. The primary endpoint is HiSCR75 (Hidradenitis Suppurativa Clinical Response 75) at Week 16. Participants then enter an open-label maintenance period evaluating 320 mg of ORKA-002 every 12 weeks.

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

In December 2025, the Company exercised its exclusive option to acquire certain rights to ORKA-003, and in August 2026, it entered into the corresponding license agreement with Paragon (the “ORKA-003 License Agreement”).

Pursuant to the terms of each of the License Agreements and the ORKA-003 License Agreement, we are obligated to pay Paragon non-refundable milestone payments of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones and up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones. In addition, we are obligated to pay Paragon a low single-digit percentage royalty for antibody products for each of ORKA-001, ORKA-002 and ORKA-003. For each of the License Agreements and the ORKA-003 License Agreement, the royalty term ends on the later of (i) the last-to-expire licensed patent or our patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of our product. There is also a royalty step-down if there is no Paragon patent in effect during the royalty term for each program.

During the three and nine months ended September 30, 2026, we incurred and expensed a milestone of nil and $3.0 million for the ORKA-002 License Agreement, respectively. Pursuant to the License Agreements, as of September 30, 2026, we have incurred and expensed milestone payments of $7.0 million for each of ORKA-001 and ORKA-002 and have not incurred or expensed any milestone payments in connection with the ORKA-003 License Agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses
Research and development(1)	$53,696	$28,988	$24,708	85%
General and administrative(2)	8,440	5,117	3,323	65%
Total operating expenses	62,136	34,105	28,031	82%
Loss from operations	(62,136)	(34,105)	(28,031)	82%
Other income (expense)
Interest income	12,166	3,832	8,334	217%
Other income (expense), net	5	(4)	9	*
Total other income, net	12,171	3,828	8,343	218%
Net loss	$(49,965)	$(30,277)	$(19,688)	65%

*	Percentage not meaningful

(1)	Includes related party amounts of nil and $9,595 for the three months ended September 30, 2026 and 2025, respectively.

(2)	Includes related party amounts of $50 and $8 for the three months ended September 30, 2026 and 2025, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
External research and development expenses	$38,295	$15,581	$22,714	146%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	8,778	3,774	5,004	133%
Stock-based compensation	4,740	8,341	(3,601)	(43)%
Other	1,883	1,292	591	46%
Total research and development expenses	$53,696	$28,988	$24,708	85%

Research and development expenses increased by $24.7 million, from $29.0 million for the three months ended September 30, 2025 to $53.7 million for the three months ended September 30, 2026.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $22.7 million, from $15.6 million for the three months ended September 30, 2025 to $38.3 million for the three months ended September 30, 2026. The increase is primarily related to increased CRO expenses related to our ongoing clinical trials and increased CMO product development and manufacturing expenses. These increases were partially offset by the absence of a $3.0 million milestone pursuant to ORKA-001 License Agreement with Paragon related to dosing of the first patient in a Phase 2 trial during the prior year.

Personnel-related expenses, excluding stock-based compensation, increased by $5.0 million, from $3.8 million for the three months ended September 30, 2025 to $8.8 million for the three months ended September 30, 2026. This increase was primarily attributable to the growth in our research and development headcount to support our growing portfolio of clinical trials. Stock-based compensation expense decreased by $3.6 million, from $8.3 million for the three months ended September 30, 2025 to $4.7 million for the three months ended September 30, 2026. The decrease in stock-based compensation expense is primarily related to a $6.6 million decrease due to absence of expense related to the Paruka warrant liability under the Option Agreements, which was recorded in the prior year, partially offset by a $3.0 million increase related to employee awards due to an increase in research and development headcount.

Other research and development expenses increased by $0.6 million, from $1.3 million for the three months ended September 30, 2025 to $1.9 million for the three months ended September 30, 2026, primarily due to a higher allocation of shared costs to support the increase in our research and development employee headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Personnel-related (excluding stock-based compensation)	$2,895	$1,945	$950	49%
Stock-based compensation	4,391	1,824	2,567	141%
Other general and administrative expenses	1,154	1,348	(194)	(14)%
Total general and administrative expenses	$8,440	$5,117	$3,323	65%

General and administrative expenses increased by $3.3 million, from $5.1 million for the three months ended September 30, 2025 to $8.4 million for the three months ended September 30, 2026.

Personnel-related expenses, excluding stock-based compensation, increased by $1.0 million, from $1.9 million for the three months ended September 30, 2025 to $2.9 million for the three months ended September 30, 2026. This increase was primarily attributable to an increase in headcount to support our growing operations as a public company.

Stock-based compensation expense increased by $2.6 million, from $1.8 million for the three months ended September 30, 2025 to $4.4 million for the three months ended September 30, 2026, primarily due to additional equity awards issued to existing employees and equity awards granted to new hires.

Other general and administrative expenses decreased by $0.2 million, from $1.3 million for the three months ended September 30, 2025 to $1.2 million for the three months ended September 30, 2026, primarily due to a higher allocation of shared costs to research and development, reflecting growth in our research and development headcount to support our expanding clinical programs.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $12.2 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to interest earned on higher cash and marketable securities balances.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses
Research and development(1)	$126,098	$73,000	$53,098	73%
General and administrative(2)	22,579	14,620	7,959	54%
Total operating expenses	148,677	87,620	61,057	70%
Loss from operations	(148,677)	(87,620)	(61,057)	70%
Other income (expense)
Interest income	25,669	11,781	13,888	118%
Other income (expense), net	17	(11)	28	*
Total other income, net	25,686	11,770	13,916	118%
Net loss	$(122,991)	$(75,850)	$(47,141)	62%

*	Percentage not meaningful

(1)	Includes related party amounts of $3,000 and $15,998 for the nine months ended September 30, 2026 and 2025, respectively.

(2)	Includes related party amounts of $54 and $130 for the nine months ended September 30, 2026 and 2025, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
External research and development expenses	$87,548	$45,607	$41,941	92%
Other research and development expenses:
Personnel-related (excluding stock-based compensation)	21,641	9,538	12,103	127%
Stock-based compensation	12,232	14,712	(2,480)	(17)%
Other	4,677	3,143	1,534	49%
Total research and development expenses	$126,098	$73,000	$53,098	73%

Research and development expenses increased by $53.1 million, from $73.0 million for the nine months ended September 30, 2025 to $126.1 million for the nine months ended September 30, 2026.

External research and development expenses, including CROs, CMOs and other third-party preclinical studies and clinical trials expenses increased by $41.9 million, from $45.6 million for the nine months ended September 30, 2025 to $87.5 million for the nine months ended September 30, 2026. The increase is primarily related to an increase in our CRO expenses related to our ongoing clinical trials, increased CMO product development and manufacturing expenses, and a $5.0 million expense related to a non-refundable upfront payment made to Halozyme pursuant to our collaboration and license agreement. These increases were partially offset by lower research related expenses incurred during the current year.

Personnel-related expenses, excluding stock-based compensation, increased by $12.1 million, from $9.5 million for the nine months ended September 30, 2025 to $21.6 million for the nine months ended September 30, 2026. This increase was primarily attributable to the growth in our research and development headcount to support our growing portfolio of clinical trials. Stock-based compensation expense decreased by $2.5 million, from $14.7 million for the nine months ended September 30, 2025 to $12.2 million for the nine months ended September 30, 2026. The decrease in stock-based compensation expense is primarily related to a $9.7 million decrease due to absence of expense related to the Paruka warrant liability under the Option Agreements, which was recorded in the prior year, partially offset by a $7.2 million increase related to employee awards due to an increase in research and development headcount.

Other research and development expenses increased by $1.5 million, from $3.1 million for the nine months ended September 30, 2025 to $4.7 million for the nine months ended September 30, 2026, primarily due to a higher allocation of shared costs to support the increase in our research and development employee headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Personnel-related (excluding stock-based compensation)	$7,133	$5,356	$1,777	33%
Stock-based compensation	11,151	5,413	5,738	106%
Other general and administrative expenses	4,295	3,851	444	12%
Total general and administrative expenses	$22,579	$14,620	$7,959	54%

General and administrative expenses increased by $8.0 million, from $14.6 million for the nine months ended September 30, 2025 to $22.6 million for the nine months ended September 30, 2026.

Personnel-related expenses, excluding stock-based compensation, increased by $1.8 million, from $5.4 million for the nine months ended September 30, 2025 to $7.1 million for the nine months ended September 30, 2026. This increase was primarily attributable to an increase in cash personnel costs due to additional headcount to support our growing operations as a public company.

Stock-based compensation expense increased by $5.7 million, from $5.4 million for the nine months ended September 30, 2025 to $11.2 million for the nine months ended September 30, 2026, primarily due to additional equity awards issued to existing employees and equity awards granted to new hires.

Other general and administrative expenses increased by $0.4 million, from $3.9 million for the nine months ended September 30, 2025 to $4.3 million for the nine months ended September 30, 2026, primarily due to higher spending on professional services to support our growing operations as a public company, partly offset by higher allocation of shared costs to research and development, reflecting growth in our research and development headcount.

Total Other Income (Expense), Net

Interest income from cash equivalents and marketable securities was $25.7 million and $11.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to interest earned on higher cash and marketable securities balances.

Liquidity and Capital Resources

As of September 30, 2026, we had $1.2 billion of cash, cash equivalents, and marketable securities.

Since our inception, we have incurred significant operating losses and negative cash flow from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical and clinical development of our programs and our early-stage research activities. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. Through September 30, 2026, we have funded our operations primarily with proceeds from issuances of convertible preferred stock, common stock, a convertible note, and pre-funded warrants.

In October 2025, we entered into a Sales Agreement (the “Initial Sales Agreement”) with TD Securities (USA) LLC, as our sales agent, pursuant to which we could issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $200.0 million under an at-the-market (“ATM”) equity offering program pursuant to a registration statement on Form S-3 (the “Prior Registration Statement”). The Prior Registration Statement was deemed terminated as of August 27, 2026.

On August 21, 2026, we entered into an amendment to the Initial Sales Agreement (as amended, the “Sales Agreement”), pursuant to which we may issue and sell, from time to time, shares of common stock for aggregate gross proceeds of up to $500.0 million under the ATM equity offering program, pursuant to a registration statement on Form S-3. We are not obligated to make any sales of shares under the Sales Agreement. As of September 30, 2026, an amount of $500.0 million remained available under the ATM program.

During the three months ended September 30, 2026, we issued and sold an aggregate of 1,499,500 shares of our common stock pursuant to the ATM offering program and the Prior Registration Statement for net proceeds of $122.5 million, after deducting sales agents’ commissions. During the nine months ended September 30, 2026, we issued and sold an aggregate of 2,667,395 shares of our common stock pursuant to the ATM offering program and the Prior Registration Statement for net proceeds of $161.4 million, after deducting sales agents’ commissions. In April 2026, we sold 9,660,000 shares of our common stock in an underwritten public offering for net proceeds of $658.3 million, after deducting underwriting discounts and commissions and related issuance expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(101,049)	$(65,616)
Net cash used in investing activities	(584,783)	(74,723)
Net cash provided by financing activities	830,416	170,017
Net increase in cash and cash equivalents	$144,584	$29,678

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $101.0 million, which was primarily attributable to a net loss of $123.0 million, partially offset by net non-cash charges of $20.6 million and net cash provided by changes in our operating assets and liabilities of $1.3 million. Net cash provided by changes in our operating assets and liabilities were primarily comprised of an increase of $10.2 million in accounts payable and an increase of $5.9 million in accrued expenses and other liabilities, partially offset by an increase of $14.4 million in prepaid expenses and other current assets and a decrease of $0.4 million in operating lease liability. Net non-cash charges primarily comprised of $23.4 million in stock-based compensation expense, partially offset by $3.4 million in net accretion of premiums and discounts on marketable securities.

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

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $584.8 million, which included $910.9 million in purchases of marketable securities, $0.2 million in purchases of property and equipment, partially offset by $326.3 million in proceeds from maturities of marketable securities.

For the nine months ended September 30, 2025, net cash used in investing activities was $74.7 million, which included $420.0 million in purchases of marketable securities, $0.1 million in purchases of property and equipment, partially offset by $345.4 million in proceeds from maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $830.4 million due to $658.3 million of net proceeds from the April 2026 underwritten public offering, $161.4 million of net proceeds from the ATM offering program, $10.4 million of proceeds from the issuance of shares of common stock in connection with exercises of stock options and employee warrants, and $0.3 million of proceeds from the issuance of common stock under the employee stock purchase plan.

For the nine months ended September 30, 2025, net cash provided by financing activities was $170.0 million due to $169.9 million of net proceeds related to a private placement with certain institutional investors (the “2025 PIPE Financing”) which closed on September 19, 2025 and $0.1 million proceeds from the issuance of shares of common stock in connection with purchases under our employee stock purchase plan.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, CMOs and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of September 30, 2026. See Notes 9 and 10 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our headquarters in Menlo Park, California, and our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

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

Our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report. During the three months ended September 30, 2026, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. For example, most recently, in April 2026, we entered into an underwriting agreement, pursuant to which we issued and sold 9,660,000 shares of common stock for net proceeds of $658.3 million, after deducting underwriting discounts and commissions and related issuance expenses. In addition, in October 2025, we entered into a sales agreement with TD Securities (USA) LLC, acting as our sales agent, pursuant to which we could issue and sell shares of our common stock from time to time through an at-the-market equity offering program, for aggregate gross proceeds of up to $200.0 million, under which we sold shares of our common stock resulting in net proceeds of $161.4 million. Subsequently, in August 2026, we amended our sales agreement with TD Securities (USA) LLC, acting as our sales agent, pursuant to which we may issue and sell shares of our common stock from time to time through an at-the-market equity offering program, for aggregate gross proceeds of up to $500.0 million. Previously, in September 2025, we entered into a Securities Purchase Agreement whereby the investors purchased shares of our common stock and pre-funded warrants for aggregate net proceeds of approximately $169.6 million.

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

We commenced a Phase 2 clinical trial of ORKA-002 in patients with moderate-to-severe PsO in February 2026 and we initiated a Phase 2 clinical trial of ORKA-002 in hidradenitis suppurativa (“HS”) in August 2026.

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

From time to time, we announce the timing of the anticipated accomplishment of various scientific, clinical, regulatory, or other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing of our clinical trials in our target indications, anticipated data analysis, and the data results from our clinical trials, as well as the submission of regulatory filings. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, and data results from clinical trials may differ dramatically from expectations or may not be achieved at all. If we do not meet these milestones or the timing of the milestones as publicly announced, the development and potential commercialization of our product candidates may be delayed or never achieved and, as a result, our business may be materially harmed and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and on terms less than desirable, and prior to achieving targeted development milestones.

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

We have worked to leverage clinically validated mechanisms of action and incorporate advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies. Our two most advanced programs, ORKA-001 and ORKA-002 are purposefully designed to improve upon existing product candidates and products while maintaining the same, well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop programs using half-life extension technologies is ongoing and may not result in viable programs. There is limited clinical data available on product candidates utilizing half-life extension technologies, especially in I&I indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and the extended half-lives and exposure profiles of our programs compared to currently approved products are unknown.

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

If the products resulting from our research programs prove to be ineffective, unsafe or commercially unviable, such programs would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

Developing combination therapies using our product candidates may create additional risk, which could delay development and negatively impact our business.

The development of combination therapies may be more complex than the development of monotherapies. We intend to develop one or more of our product candidates in combination with one another, and we may encounter unexpected adverse effects or drug interactions, and the combination may not be more effective than either product candidate alone. These combinations have not been tested before and may fail to achieve superior outcomes relative to the use of single agents or other combinations, may exacerbate any adverse events associated with one of the product candidates used as monotherapy, may yield new adverse events not observed with either of the monotherapies, or may fail to demonstrate sufficient safety or efficacy in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combinations. Moreover, regulatory authority requirements for the development of combination therapies may make the design and conduct of clinical trials more complex or burdensome. In addition, any issues affecting either product candidate could also delay or prevent development of the combination.

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

Furthermore, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of geopolitical instability affecting our collaborators in China could introduce delays into the development program. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or other countries, or impose other restrictions on companies’ ability to work with Chinese or other foreign counterparties. In April 2026, the current administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients beginning July 31, 2026. To the extent these or future tariffs are applicable to the material we import from China and other countries or if we are not able to secure supply of our product candidates as a result of applicable legislation, our business and financial condition could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K) except as disclosed below.

On August 12, 2026, Kristine Ball, a director in our company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 30,000 shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or October 29, 2027, subject to certain conditions.

On September 29, 2026, Laura Sandler, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 38,863 shares of our common stock over a period ending upon the earlier of when all shares under the plan are sold, or December 31, 2027, subject to certain conditions.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report are set forth below.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE
2.1†	Agreement and Plan of Merger and Reorganization, dated as of April 3, 2024, by and among ARCA biopharma, Inc., Atlas Merger Sub Corp., Atlas Merger Sub II, LLC and Oruka Therapeutics, Inc.	8-K	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company, filed September 3, 2024.	8-K	3.5	September 5, 2024
3.2	Amended and Restated Bylaws of the Company.	8-K	3.6	September 5, 2024
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	S-1/A	3.1(b)	May 24, 2013
3.4	Certificate of Elimination of Series A Convertible Preferred Stock, effective August 29, 2024.	8-K	3.8	September 5, 2024
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock.	8-K	3.9	September 5, 2024
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.	8-K	3.1	September 13, 2024
4.1	Description of Securities.	10-K	4.1	March 6, 2025
4.2	Form of Pre-Funded Warrant, dated August 29, 2024.	10-K	4.3	March 6, 2025
4.3	Form of Pre-Funded Warrant, dated September 13, 2024.	8-K	4.1	September 13, 2024
4.4	Form of Pre-Funded Warrant, dated September 19, 2025.	8-K	4.1	September 22, 2025
4.5	Paruka Warrant, dated December 31, 2024.	10-Q	4.5	May 14, 2025
4.6	Paruka Warrant, dated December 12, 2025.	10-K	4.6	March 12, 2026
10.1	Offer Letter, dated July 22, 2026, between Oruka Therapeutics, Inc. and Todd Edwards.	8-K	10.1	August 24, 2026
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished. Certain portions of this exhibit (indicated by “***”) have been omitted because they are both (i) not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oruka Therapeutics, Inc.

Date: November 9, 2026	By:	/s/ Lawrence Klein
Lawrence Klein President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Arjun Agarwal
Arjun Agarwal Senior Vice President, Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)